Form 10QSB
period 2004-12-31
PRIDE, INC.
filed 2005-03-01
CIK 1302548

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended December 31, 2004


                       Commission File Number: 000-50935


                                 Pride, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                      94-3405810
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                2525 Fifteenth Street, Ste 3H, Denver, CO 80211
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                             (303) 480-5037

                        --------------------------
                        (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of February 28, 2005, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X



                                    INDEX

                                                                  Page
                                                                 Number

Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheet as of December 31,
              2004(unaudited) and June 30, 2004 .................  3

              Consolidated Statements of Operations, Three
              Months Ended December 31, 2004 and 2003
              (unaudited) .......................................  4

              Consolidated Statements of Operations, Six Months
              Ended December 31, 2004 and 2003 (unaudited) ......  5

              Consolidated Statements of Cash Flows, Six Months
              Ended December 31, 2004 and 2003 (unaudited).......  6

              Notes to Consolidated Financial Statements.........  7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations ........................................  8

Part II.  Other Information ..................................... 11

Signatures....................................................... 12

                                 PRIDE, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                 December 31,     June 30,
                                                     2004           2004
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------
Current Assets
 Cash                                           $   114,860      $  475,669
 Mortgage notes receivable, current portion          71,803         242,381
 Investment in certificates of purchase           1,409,233         946,777
 Other                                               19,697           8,339
                                                -----------      ----------
Total Current Assets                              1,615,593       1,673,166

Real estate, net of accumulated depreciation
 of $89,019 and $77,587 at December 31, 2004
 and June 30, 2004                                  555,722         565,033
Equipment and furnishings, net of accumulated
 depreciation of $58,215 and $51,786 at
 December 31, 2004 and June 30, 2004                 24,100          32,649
Mortgage notes receivable, net of current portion   224,945         271,844
Note receivable                                     130,850         137,285
                                                -----------      ----------
Total Assets                                    $ 2,551,210      $2,679,977
                                                ===========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                     3,246             248
 Officer's compensation payable                         695         104,510
 Deferred taxes payable, current                      1,148           1,148
 Income taxes payable                                   593          19,528
 Accrued expenses                                     7,679          18,505
                                                -----------      ----------
  Total Current Liabilities                          13,361         143,939

Deferred taxes payable, net of current portion       11,468          11,468
                                                -----------      ----------
Total Liabilities                                    24,829         155,407

Stockholders' Equity:
 Preferred Stock, no par value, 1,000,000
  shares authorized, none issued and outstanding          -               -
 Common Stock, no par value, 200,000,000
  shares authorized, 1,287,393 shares issued
  and outstanding                                 1,986,104       1,986,104
 Retained earnings                                  540,277         538,466
                                                -----------      ----------
Total Stockholders' Equity                        2,526,381       2,524,570
                                                -----------      ----------
Total Liabilities and Stockholders' Equity      $ 2,551,210      $2,679,977
                                                ===========      ==========

The accompanying notes are an integral part of the financial statements.

                                  PRIDE, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended
                                             December 31,   December 31,
                                                 2004           2003
                                             ------------   ------------

Revenues
 Rent income, related party                  $      6,000   $     6,000
 Interest income                                   40,450        25,335
 Consultation services                                  -       187,615
 Gain (loss) on sale of investments                 5,881       (65,010)
                                             ------------   -----------
                                                   52,331       153,940

Expenses
 Depreciation                                       8,930         9,180
 Officer's compensation                               536        29,452
 Professional fees                                 27,072        15,298
 Other                                              8,568        11,653
                                             ------------   -----------
                                                   45,106        65,583
                                             ------------   -----------
Net Income before Provision for
 Income Taxes                                       7,225        88,357

Provision for income taxes:
 Current                                              304        19,438
 Deferred                                               -       (19,438)
                                             ------------   -----------
                                                      304             -

Net Income                                   $      6,921        88,357
                                             ------------   -----------
Per Share                                    $        .01   $       .07
                                             ============   ===========
Weighted Average Number of Shares
 Outstanding                                    1,287,393     1,287,393
                                             ============   ===========















The accompanying notes are an integral part of the financial statements.

                                  PRIDE, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six Months Ended
                                             December 31,   December 31,
                                                 2004           2003
                                             ------------   ------------
Revenues
 Rent income, related party                  $     12,000   $    12,000
 Interest income                                   62,931        48,647
 Consultation services                                  -       187,615
 Gain (loss) on sale of investments                 8,672       (62,609)
                                             ------------   -----------
                                                   83,603       185,653

Expenses
 Depreciation                                      17,861        18,299
 Officer's compensation                               536        32,650
 Professional fees                                 47,420        18,578
 Other                                             15,671        18,176
                                             ------------   -----------
                                                   81,488        87,703
                                             ------------   -----------
Net Income before Provision for
 Income Taxes                                       2,115        97,950

Provision for income taxes:
 Current                                              304        24,488
 Deferred                                               -       (24,488)
                                             ------------   -----------
                                                      304             -

Net Income                                   $      1,811        97,950
                                             ------------   -----------
Per Share                                    $        nil   $       .08
                                             ============   ===========
Weighted Average Number of Shares
 Outstanding                                    1,287,393     1,287,393
                                             ============   ===========

















The accompanying notes are an integral part of the financial statements.

                                PRIDE, INC.
                       AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                     Six Months Ended
                                               December 31,   December 31,
                                                  2004           2003
                                               ------------   ------------
Cash Flows from Operating Activities:
  Net income                                    $   1,811      $   97,950
  Adjustment to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation                                   17,861          18,299
   Increase (decrease) in:
     Income tax payable                           (18,935)              -
     Accounts payable, accrued expenses
      and other                                   (19,187)         16,943
     Officer's compensation payable              (103,815)         17,364
   Other                                                -          (7,967)
                                                ---------      ----------
Net Cash Provided by (Used in) Operating
 Activities                                      (122,265)        142,589
                                                ---------      ----------
Cash Flows from Investing Activities
 (Investment) in real estate and equipment              -          (2,416)
 (Investment) in certificates of purchase      (2,822,305)       (728,045)
 (Investment) in mortgage notes receivable              -        (250,000)
 Collection of note receivable                      6,435          18,299
 Redemption of certificates of purchase         2,359,849         308,214
 Collection of mortgage notes receivable          217,477         (48,680)
                                                ---------      ----------
Net Cash (Used in) Investing Activities          (238,544)       (702,628)

Cash Flows from Financing Activities                    -               -
                                                ---------      ----------
(Decrease) in Cash                               (360,809)       (560,039)

Cash, Beginning of Period                         475,669         794,960
                                                ---------      ----------
Cash, End of Period                             $ 114,860      $  234,921
                                                =========      ==========
Interest Paid                                   $       -      $        -
                                                =========      ==========
Income Taxes Paid                               $       -      $        -
                                                =========      ==========










The accompanying notes are an integral part of the financial statements.

                                 PRIDE, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2004 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of December 31, 2004, the statements of operations and the statements of cash flows for the three month and six month periods ended December 31, 2004 and 2003, have been prepared by Pride, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending December 31, 2004 are not necessarily indicative of results expected for the full year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2004 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2004 audited financial statements and the accompanying notes included in the Company's Report on Form 10-SB, filed with the Securities and Exchange Commission.

(2)  Subsequent Event

The Company's 51.6% owned subsidiary, National Superstars, Inc. has entered into an agreement dated January 4, 2005, subsequently amended February 19, 2005, with a company proposing to acquire control of the subsidiary.
According to the terms of the amended agreement, the Company was paid $50,000 on a non-refundable basis on February 28, 2005 and the Company would receive additional gross proceeds of approximately $144,000 as its share of 51.6% of $280,000 of contemplated distributions at closing, if the merger is completed. The amended agreement provides that either party may terminate the agreement without penalty if the closing has not taken place prior to May 31, 2005.

                                    ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in laws and regulations, and risks related to merger and acquisition activities. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

The Company was organized on August 22, 2001 under the laws of the state of Colorado. Its wholly-owned subsidiary, Pride Holdings, Inc. and its subsidiaries, Pride Lending, Inc. and Pride Investments, Inc. were also organized on August 22, 2001 under the laws of the state of Colorado. Effective August 22, 2001, all of the assets, liabilities and business operations of Prime Rate Income & Dividend Enterprises, Inc. (PIDV) were contributed to the Company and its subsidiaries. The Company issued 1,325,000 shares of its restricted common stock to PIDV for the assets, liabilities and business it received from PIDV. Predecessor cost basis of assets and liabilities were carried over to the Company. The retained earnings of PIDV were carried over to the Company since PIDV was its predecessor, and in effect, the same operating business. The Company was a wholly-owned subsidiary of PIDV. PIDV entered into a share exchange agreement with U.S. Medical Systems, Inc. (USMS) effective November 12, 2002, whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed in November 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction. During March 2004, PIDV changed its name to U.S. MedSys Corp. Since USMS's business is not related to the real estate and mortgage investment business of PRIDE, the PIDV directors decided it was in the best interest of PIDV and the Company and PIDV's shareholders to spin-off the Company. The conditions of the business combination agreement with USMS stipulate that PRIDE would be spun-off to PIDV shareholders. The shares of PRIDE are being held by Michael
L. Schumacher, President, for the benefit of PIDV shareholders, in escrow with instructions to distribute the PRIDE shares once the PRIDE Form 10-SB is effective with the Securities and Exchange Commission. Management continues operations of PRIDE in the same manner as prior to the pro rata spin-off. On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration statement with the Securities and Exchange Commission, the pro rata spin-off of the Company to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medical Systems, Inc. (USMS) shareholders effective November 12, 2002.
At November 26, 2002, there were 1,350,000 shares of PIDV outstanding that were entitled to receive spin-off shares. Subsequent to November 26, 2002, 62,607 share distribution rights were received and then canceled as described in Note 6, leaving 1,287,393 shares of the Company's common stock held by the Company's President in trust for the benefit of the shareholders described above.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pride Holdings, Inc. (PHI) and PHI's wholly-owned subsidiaries Pride Investments, Inc. Pride Lending, Inc. and Pride Equities, Inc. The consolidated financial statements also include the accounts of 51.6% owned subsidiary National Superstars, Inc. since acquisition in September 2003, 90% owned subsidiary Federal Mortgage Corporation of Puerto Rico, Inc. since acquisition in January 2004, and 51% owned subsidiary Marwich II, Ltd. since acquisition in November 2004. All intercompany account balances have been eliminated in the consolidation.

The Company is principally in the investment business. The Company principally invests in real estate, real estate mortgage loans and foreclosure certificates of purchase.

Results of Operations

Revenue for the three month period ended December 31, 2004 was $52,331 as compared to $153,940 for the three month period ended December 31, 2003, a
decrease of $101,609.   This net decrease relates to a combination of factors
principally of which was related to the Company having $187,615 of revenue from consulting services in the three month period ended December 31, 2003 and none during the three month period ended December 31, 2004. The Company's revenue from consulting services is not consistent from period to period and is provided on a as needed basis. The Company does not anticipate that future revenues from consulting services will be significant. During the three month period ended December 31, 2003 the Company had net losses from disposition of investments of $65,010, and had a net gain from the sale of investments of $5,881 for the three month period ended December 31, 2004, resulting in a net positive increase of $70,891. During the three month period ended December 31, 2003 the Company wrote off the carrying value of an investment in marketable securities of one Company in the amount of $65,010 based on determination that the total investment was impaired. The Company no longer has any investments in marketable securities. Interest income amounted to $40,450 for the three month period ended December 31, 2004 as compared to $25,335 for the three month period ended December 31, 2003, an increase of $15,115. This increase resulted from the Company's increased investments in real estate foreclosure certificates of purchase which have higher interest investment yields.

Operating expenses for the three month period ended December 31, 2004 amounted to $45,106 as compared to $65,583 for the three month period ended December 31, 2003, a decrease of $20,477. Officer's compensation decreased $29,452 during the three month period ended December 31, 2003 to $536 during the three month period ended December 31, 2004, a decrease of $28,916. The officer's compensation is determined quarterly and generally based on operating results. Since the Company had minimal operating income during the three month period ended December 31, 2004, the officer's compensation paid was minimal. Professional fees amounted to $27,072 for the three month period ended December 31, 2004 as compared to $15,298, an increase of $11,774. The increase in professional fees resulted primarily for the costs incurred by Federal Mortgage Corporation of Puerto Rico, Inc, National Super Stars, Inc and Marwich II, Ltd. The professional fees incurred by these consolidated development-stage subsidiaries related principally to public reporting audit and accounting costs.

Net income for the three month period ended December 31, 2004 amounted to $6,921 as compared to $88,357 during the three month period ended December 31, 2003, a decrease of $81,436.

Revenue for the six month period ended December 31, 2004 was $83,603 as compared to $185,653 for the six month period ended December 31, 2003, a
decrease of $102,050.   This net decrease relates to a combination of factors
principally of which was related to the Company having $187,615 of revenue from consulting services in the six month period ended December 31, 2003 and none during the six month period ended December 31, 2004. The Company's revenue from consulting services is not consistent from period to period and is provided on a as needed basis. The Company does not anticipate that future revenues from consulting services will be significant. During the six month period ended December 31, 2003 the Company had net losses from disposition of investments of $62,609, and had a net gain from the sale of investments of $8,672 for the six month period ended December 31, 2004, resulting in a net positive increase of $71,281. During the six month period ended December 31, 2003 the Company wrote off the carrying value of an investment in marketable securities of one Company in the amount of $65,010 based on determination that the total investment was impaired. The Company no longer has any investments in marketable securities. Interest income amounted to $62,931 for the six month period ended December 31, 2004 as compared to $48,647 for the six month period ended December 31, 2003, an increase of $14,284. This increase resulted from the Company's increased investments in real estate foreclosure certificates of purchase, which have higher interest investment yields.

Operating expenses for the six month period ended December 31, 2004 amounted to $81,488 as compared to $87,703 for the six month period ended December 31, 2003, a decrease of $6,215. Officer's compensation decreased from $32,650 during the six month period ended December 31, 2003 to $536 during the six month period ended December 31, 2004, a decrease of $32,114. The officer's compensation is determined quarterly and generally based on operating results. Since the Company had minimal operating income during the six month period ended December 31, 2004, the officer's compensation paid was minimal. Professional fees amounted to $47,420 for the six month period ended December 31, 2004 as compared to $18.578, an increase of $28.842. The increase in professional fees resulted primarily from the costs incurred by Federal Mortgage Corporation of Puerto Rico, Inc, National Super Stars, Inc and Marwich II, Ltd. The professional fees incurred by these consolidated development-stage subsidiaries related principally to public reporting audit and accounting costs.

Net income for the six month period ended December 31, 2004 amounted to $1,811 as compared to $97,950 during the six month period ended December 31, 2003, a decrease of $96,139.

Liquidity and Capital Resources

Working capital was $1,602,232 at December 31, 2004 as compared to $1,529,227 at June 30, 2004. The Company's stockholders' equity was $2,526,381 at December 31, 2004 as compared to $2,524,570 at June 30, 2004. The increase in stockholders' equity related to net income recognized for the six months ended December 31, 2004. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also, the values and rental rates on the Company's real estate could be affected by future inflation, if any.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

        31.1  Certification of Chief Executive Officer      Filed herewith
              and Chief Financial Officer pursuant          electronically
              to Section 302 of the Sarbanes-Oxley
              Act of 2002

        31.2  Certification of Vice-President pursuant      Filed herewith
              to Section 302 of the Sarbanes-Oxley          electronically
              Act of 2002

        32.1  Certification of Chief Executive Officer      Filed herewith
              and Chief Financial Officer pursuant          electronically
              to 18 U.S.C. Section 1350

        32.2  Certification of Vice-President pursuant      Filed herewith
              to 18 U.S.C. Section 1350                     electronically

         (b) Reports on Form 8-K.

             None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRIDE, INC.



Date:  February 28, 2005              By:/s/ Michael Schumacher
                                         Michael Schumacher, President,
                                         Treasurer, Chief Executive Officer
                                         Chief Financial Officer and Director


Date:  February 28, 2005              By:/s/ George A. Powell
                                         George A. Powell, Vice-President,
                                         Secretary and Director