Form 10QSB
period 2005-03-31
PRIDE, INC.
filed 2005-05-20
CIK 1302548

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-QSB




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2005


                        Commission File Number: 000-50935


                   Pride, Inc. and Consolidated Subsidiaries
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

                            Yes X             No___


As of May 20, 2005, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X








                                    INDEX

                                                                   Page
                                                                  Number

Part I.   Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheet as of March 31,
              2005(unaudited) and June 30, 2004                    3

              Consolidated Statements of Operations, Three
              Months Ended March 31, 2005 and 2004
              (unaudited)                                          4

              Consolidated Statements of Operations, Nine
              Months Ended March 31, 2005 and 2004
              (unaudited)                                          5

              Consolidated Statements of Cash Flows, Nine
              Months Ended March 31, 2005 and 2004
              (unaudited)                                          6

              Notes to Consolidated Financial Statements           7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           8

Part II.  Other Information                                       11

Signatures                                                        12

                                 PRIDE, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                  March 31,       June 30,
                                                     2005           2004
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------
Current Assets
 Cash                                           $   399,388      $  475,669
 Mortgage notes receivable, current portion          68,338         242,381
 Investment in certificates of purchase             926,698         946,777
 Other                                               31,085           8,339
                                                -----------      ----------
Total Current Assets                              1,425,509       1,673,166

Real estate, net of accumulated depreciation
 of $94,953 and $77,587 at March 31, 2005
 and June 30, 2004                                  956,387         565,033
Equipment and furnishings, net of accumulated
 depreciation of $61,581 and $51,786 at
 March 31, 2005 and June 30, 2004                    20,735          32,649
Mortgage notes receivable, net of current portion   122,999         271,844
Note receivable                                     104,242         137,285
                                                -----------      ----------
Total Assets                                    $ 2,629,872      $2,679,977
                                                ===========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                       266             248
 Officer's compensation payable                       7,818         104,510
 Deferred taxes payable, current                      1,148           1,148
 Income taxes payable                                 4,729          19,528
 Accrued expenses                                    10,840          18,505
 Deferred income                                     50,000               -
                                                -----------      ----------
  Total Current Liabilities                          74,801         143,939

Deferred taxes payable, net of current portion       11,468          11,468
                                                -----------      ----------
Total Liabilities                                    86,269         155,407
                                                -----------      ----------
Stockholders' Equity:
 Preferred Stock, no par value, 1,000,000
  shares authorized, none issued and outstanding          -               -
 Common Stock, no par value, 200,000,000
  shares authorized, 1,287,393 shares issued
  and outstanding                                 1,986,104       1,986,104
 Retained earnings                                  557,499         538,466
                                                -----------      ----------
Total Stockholders' Equity                        2,543,603       2,524,570
                                                -----------      ----------
Total Liabilities and Stockholders' Equity      $ 2,629,872      $2,679,977
                                                ===========      ==========

The accompanying notes are an integral part of the financial statements.

                                  PRIDE, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                  March 31,      March 31,
                                                    2005           2004
                                                -----------      ----------


Revenues
 Rent income, related party                    $      6,000   $     6,000
 Interest income                                     27,185        23,788
 Consultation services                                 -             -
 Gain on sale of investments                         26,577       222,107
                                               ------------   -----------
                                                     59,762       251,895
                                               ------------   -----------
Expenses
 Depreciation                                         9,299         9,180
 Officer's compensation                               7,282        54,902
 Professional fees                                   10,564        23,080
 Other                                               11,259            27
                                               ------------   -----------
                                                     38,404        87,189
                                               ------------   -----------
Net Income before Provision for
 Income Taxes                                        21,358       164,706
                                               ------------   -----------
Provision for income taxes:
 Current                                              4,136        17,073
 Deferred                                              -           11,031
                                               ------------   -----------
                                                      4,136        28,104
                                               ------------   -----------
Net Income                                     $     17,222   $   136,602
                                               ------------   -----------
Per Share                                      $        .01   $       .11
                                               ============   ===========
Weighted Average Number of Shares
 Outstanding                                      1,287,393     1,287,393
                                               ============   ===========











The accompanying notes are an integral part of the financial statements.

                                  PRIDE, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Nine Months Ended
                                                  March 31,      March 31,
                                                    2005           2004
                                                -----------      ----------

Revenues
 Rent income, related party                    $     18,000   $    18,000
 Interest income                                     90,116        72,435
 Consultation services                                 -          187,615
 Gain on sale of investments                         35,249       159,498
                                               ------------   -----------
                                                    143,365       437,548
                                               ------------   -----------
Expenses
 Depreciation                                        27,160        27,479
 Officer's compensation                               7,818        87,552
 Professional fees                                   57,984        41,658
 Other                                               26,930        18,203
                                               ------------   -----------
                                                    119,892       174,892
                                               ------------   -----------
Net Income before Provision for
 Income Taxes                                        23,473       262,656
                                               ------------   -----------
Provision for income taxes:
 Current                                              4,440        17,073
 Deferred                                              -           11,031
                                               ------------   -----------
                                                      4,440        28,104
                                               ------------   -----------
Net Income                                     $     19,033       234,552
                                               ------------   -----------
Per Share                                      $        .02   $       .18
                                               ============   ===========
Weighted Average Number of Shares
 Outstanding                                      1,287,393     1,287,393
                                               ============   ===========











The accompanying notes are an integral part of the financial statements.

                                PRIDE, INC.
                       AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                     Nine Months Ended
                                                  March 31,       March 31,
                                                    2005            2004
                                                -----------      ----------
Cash Flows from Operating Activities:
  Net income                                     $  19,033       $  234,552
  Adjustment to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation                                    27,160           27,479
   (Increase) decrease in:
     A/R - related party                              -              35,504
     Investment in marketable securities              -             152,172
   Increase (decrease) in:
     Income tax payable                            (14,799)          28,104
     Accounts payable and accrued expenses          (7,647)           5,524
     Officer's compensation payable                (96,692)          66,266
     Deferred income                                50,000             -
   Other                                           (22,746)            (934)
                                                ----------       ----------

Net Cash Provided by (Used in) Operating
 Activities                                        (45,691)         548,667
                                                ----------       ----------
Cash Flows from Investing Activities
 (Investment) in real estate and equipment        (406,600)         (12,848)
 (Investment) in certificates of purchase       (3,811,235)      (1,171,277)
 (Investment) in mortgage notes receivable            -            (418,969)
 Collection of note receivable                      33,043           18,299
 Redemption of certificates of purchase          3,831,314          728,045
 Collection of mortgage notes receivable           322,888          111,683
                                                ----------       ----------

Net Cash (Used in) Investing Activities            (30,590)        (745,067)

Cash Flows from Financing Activities                  -                -
                                                ----------       ----------

(Decrease) in Cash                                 (76,281)        (196,400)

Cash, Beginning of Period                          475,669          794,960
                                                ----------       ----------
Cash, End of Period                             $  399,388       $  598,560
                                                ==========       ==========
Interest Paid                                   $     -          $     -
                                                ==========       ===========
Income Taxes Paid                               $     -          $     -
                                                ==========       ===========



The accompanying notes are an integral part of the financial statements.

                                 PRIDE, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of March 31, 2005, the statements of operations and the statements of cash flows for the three month and nine month periods ended March 31, 2005 and 2004, have been prepared by Pride, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending March 31, 2005 are not necessarily indicative of results expected for the full year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2004 audited financial statements and the accompanying notes included in the Company's Report on Form 10-SB, filed with the Securities and Exchange Commission.

(2)  Subsequent Event

The Company's 51.6% owned subsidiary, National Superstars, Inc. has entered into an agreement dated January 4, 2005, subsequently amended February 19, 2005, with a company proposing to acquire control of the subsidiary.
According to the terms of the amended agreement, the Company was paid $50,000 on a non-refundable basis on May 20, 2005 and the Company would receive additional gross proceeds of approximately $144,000 as its share of 51.6% of $280,000 of contemplated distributions at closing, if the merger is completed. The amended agreement provides that either party may terminate the agreement without penalty if the closing has not taken place prior to May 31, 2005.

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

Overview

The Company was organized on August 22, 2001 under the laws of the state of Colorado. Its wholly-owned subsidiary, Pride Holdings, Inc. and its subsidiaries, Pride Lending, Inc. and Pride Investments, Inc. were also organized on August 22, 2001 under the laws of the state of Colorado. Effective August 22, 2001, all of the assets, liabilities and business operations of Prime Rate Income & Dividend Enterprises, Inc. (PIDV) were contributed to the Company and its subsidiaries. The Company issued 1,325,000 shares of its restricted common stock to PIDV for the assets, liabilities and business it received from PIDV. Predecessor cost basis of assets and liabilities were carried over to the Company. The retained earnings of PIDV were carried over to the Company since PIDV was its predecessor, and in effect, the same operating business. The Company was a wholly-owned subsidiary of PIDV. PIDV entered into a share exchange agreement with U.S. Medical Systems, Inc. (USMS) effective November 12, 2002, whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed in November 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction. During March 2004, PIDV changed its name to U.S. MedSys Corp. Since USMS's business is not related to the real estate and mortgage investment business of PRIDE, the PIDV directors decided it was in the best interest of PIDV and the Company and PIDV's shareholders to spin-off the Company. The conditions of the business combination agreement with USMS stipulate that PRIDE would be spun-off to PIDV shareholders. The shares of PRIDE are being held by Michael
L. Schumacher, President, for the benefit of PIDV shareholders, in escrow with instructions to distribute the PRIDE shares when a registration statement is effective with the Securities and Exchange Commission. Management continues operations of PRIDE in the same manner as prior to the pro rata spin-off. On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration statement with the Securities and Exchange Commission, the pro rata spin-off of the Company to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medical Systems, Inc. (USMS) shareholders effective November 12, 2002.
At November 26, 2002, there were 1,350,000 shares of PIDV outstanding that were entitled to receive spin-off shares. Subsequent to November 26, 2002, 62,607 share distribution rights were received and then canceled as described in Note 6, leaving 1,287,393 shares of the Company's common stock held by the Company's President in trust for the benefit of the shareholders described above.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pride Holdings, Inc. (PHI) and PHI's wholly-owned subsidiaries Pride Investments, Inc. and Pride Equities, Inc. The consolidated financial statements also include the accounts of 51.6% owned subsidiary National Superstars, Inc. since acquisition in September 2003, 98% owned subsidiary Federal Mortgage Corporation of Puerto Rico, Inc. (FM) since acquisition in January 2004, FM's 100% owned subsidiary Pride Lending, Inc., the Company's 51% owned subsidiary Marwich II, Ltd. since acquisition in November 2004, and its 75% owned subsidiary Springfield Financial, Inc. since acquisition in January 2005. All intercompany account balances have been eliminated in the consolidation.

Effective March 31, 2005, Pride Holdings, Inc. (PHI) contributed 100% ownership of Pride Lending, Inc. to Federal Mortgage Corporation of Puerto Rico, Inc. (FM) for additional stock. Prior to the contribution, PHI owned 90% of FM and after the contribution PHI owned 98%.

The Company is principally in the investment business. The Company principally invests in real estate, real estate mortgage loans and foreclosure certificates of purchase.

Results of Operations

Revenue for the three month period ended March 31, 2005 was $59,762 as compared to $251,895 for the three month period ended March 31, 2004, a
decrease of $192,133.   This net decrease relates to a combination of factors
principally of which was related to the Company having $187,615 of revenue from consulting services in the three month period ended March 31, 2004 and none during the three month period ended March 31, 2005. The Company's revenue from consulting services is not consistent from period to period and is provided on a as needed basis. The Company does not anticipate that future revenues from consulting services will be significant. During the three month period ended March 31, 2004 the Company had net gain from disposition of investments of $222,107, and had a net gain from the sale of investments of $26,577 for the three month period ended March 31, 2005, resulting in a
decrease of $195,530.   Interest income amounted to $27,185 for the three
month period ended March 31, 2005 as compared to $23,788 for the three month period ended March 31, 2004, an increase of $3,397. This increase resulted from the Company's increased investments in real estate foreclosure certificates of purchase which have higher interest investment yields.

Operating expenses for the three month period ended March 31, 2005 amounted to $38,404 as compared to $87,189 for the three month period ended March 31, 2004, a decrease of $48,785. Officer's compensation decreased from $54,902 during the three month period ended March 31, 2004 to $7,282 during the three month period ended March 31, 2005, a decrease of $47,620. The officer's compensation is determined quarterly and generally based on operating results. Since the Company had substantially less operating income during the three month period ended March 31, 2005, the officer's compensation paid was minimal. Professional fees amounted to $10,564 for the three month period ended March 31, 2005 as compared to $23,080, a decrease of $12,516. The decrease in professional fees resulted primarily from less professional fees incurred by the Company's inactive public company subsidiaries.

Net income for the three month period ended March 31, 2005 amounted to $17,222 as compared to $136,602 during the three month period ended March 31, 2004, a decrease of $119,380.

Revenue for the nine month period ended March 31, 2005 was $143,365 as compared to $437,548 for the nine month period ended March 31, 2004, a decrease of $294,183. This net decrease relates to a combination of factors principally of which was related to the Company having $187,615 of revenue from consulting services in the nine month period ended March 31, 2004 and none during the nine month period ended March 31, 2005. The Company's revenue from consulting services is not consistent from period to period and is provided on a as needed basis. The Company does not anticipate that future revenues from consulting services will be significant. During the nine month period ended March 31, 2004 the Company had net gain from disposition of investments of $159,498, and had a net gain from the sale of investments of $35,249 for the nine month period ended March 31, 2005, resulting in a decrease of $124,249. The Company no longer has any investments in marketable securities. Interest income amounted to $90,116 for the nine month period ended March 31, 2005 as compared to $72,435 for the nine month period ended March 31, 2004, an increase of $17,681. This increase resulted from the Company's increased investments in real estate foreclosure certificates of purchase, which have higher interest investment yields.

Operating expenses for the nine month period ended March 31, 2005 amounted to $119,892 as compared to $174,892 for the nine month period ended March 31, 2004, a decrease of $55,000. Officer's compensation decreased from $87,552 during the nine month period ended March 31, 2004 to $7,818 during the nine month period ended March 31, 2005, a decrease of $79,734. The officer's compensation is determined quarterly and generally based on operating results. Since the Company had substantially less operating income during the nine month period ended March 31, 2005, the officer's compensation paid was minimal. Professional fees amounted to $57,984 for the nine month period ended March 31, 2005 as compared to $41,658, an increase of $16,326. The increase in professional fees resulted primarily from the costs incurred by Federal Mortgage Corporation of Puerto Rico, Inc, National Super Stars, Inc and Marwich II, Ltd. The professional fees incurred by these consolidated development-stage subsidiaries related principally to public reporting audit and accounting costs.

Net income for the nine month period ended March 31, 2005 amounted to $19,033 as compared to $234,552 during the nine month period ended March 31, 2004, a decrease of $215,519.

Liquidity and Capital Resources

Working capital was $1,350,708 at March 31, 2005 as compared to $1,529,227 at June 30, 2004. The Company's stockholders' equity was $2,543,603 at March 31, 2005 as compared to $2,524,570 at June 30, 2004. The increase in stockholders' equity related to net income recognized for the nine months ended March 31, 2005. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also, the values and rental rates on the Company's real estate could be affected by future inflation, if any.

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

Pride, Inc.



/s/ Michael Schumacher
Michael Schumacher, President,
Treasurer, Chief Executive Officer
Chief Financial Officer and Director


Date:  May 20, 2005


/s/ George A. Powell
George A. Powell, Vice-President,
Secretary and Director

Date:  May 20, 2005