Form 10KSB
period 2005-06-30
PRIDE, INC.
filed 2005-10-12
CIK 1302548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended - June 30, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from:

                       Commission file number: 333-127099
                                   Pride, Inc.
                 (Name of Small Business Issuer in its charter)


                 Colorado                                94-3405810
      (State or other jurisdiction                    (I.R.S. Employer
      incorporation or organization)               Identification Number)

                2525 Fifteenth Street, Suite 3H, Denver, Co 80211
                    (Address of principal executive offices)

                    Issuer's telephone number: (303) 480-5037

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB    [X]

Indicate by check mark whether registrant is a shell company (as defined by Rule
12b-2 of the Exchange Act)    YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year.     $192,028

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):    $ -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                       1,287,393 as of September 30, 2005.

   Transitional Small Business Disclosure Format (Check one):   Yes [ ]; No [X]

                                     PART I

ITEM 1.  BUSINESS

Pride, Inc. (PRIDE) was organized on August 22, 2001 under the laws of the state of Colorado. Effective August 22, 2001, all of the assets, liabilities and business operations of Prime Rate Income & Dividend Enterprises, Inc. (PIDV) were contributed to PRIDE and its subsidiaries. PRIDE issued 1,325,000 shares of its restricted common stock to PIDV for the assets, liabilities and business it received from PIDV. Predecessor cost basis of assets and liabilities were carried over to PRIDE. The retained earnings of PIDV were carried over to PRIDE since PIDV was its predecessor, and in effect, the same operating business. PRIDE was a wholly-owned subsidiary of PIDV. PIDV entered into a share exchange agreement with U.S. Medical Systems, Inc. (USMS) effective November 12, 2002, whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed in November 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction. During March 2004, PIDV changed its name to U.S. MedSys Corp. Since USMS's business is not related to the real estate and mortgage investment business of PRIDE, the PIDV directors decided it was in the best interest of PIDV and PRIDE and PIDV's shareholders to spin-off PRIDE. The conditions of the business combination agreement with USMS stipulate that PRIDE would be spun-off to PIDV shareholders. The shares of PRIDE are being held by Michael L. Schumacher, President, for the benefit of PIDV shareholders, in escrow with instructions to distribute the PRIDE shares upon the effectiveness of a registration statement with the Securities and Exchange Commission. Management continues operations of PRIDE in the same manner as prior to the pro rata spin-off. On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration statement with the Securities and Exchange Commission, the pro rata spin-off of PRIDE to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medical Systems, Inc. (USMS) shareholders effective November 12, 2002. At November 26, 2002, there were 1,350,000 shares of PIDV outstanding that were entitled to receive spin-off shares. Subsequent to November 26, 2002, 62,607 share distribution rights were received and then canceled, leaving 1,287,393 shares of PRIDE's common stock held by PRIDE's President in trust for the benefit of the shareholders described above.

PRIDE and its consolidated subsidiaries, herein referred to as "the Company" include PRIDE's wholly-owned subsidiary Pride Holdings, Inc. (PHI) and PHI's wholly-owned subsidiaries Pride Investments, Inc. and Pride Equities, Inc. PRIDE's consolidated subsidiaries also include 51.6% owned subsidiary National Superstars, Inc. since acquisition in September 2003 and through May 31, 2005, the date of disposition of the company's controlling ownership of National Superstars, Inc., and 90% owned subsidiary Federal Mortgage Corporation of Puerto Rico, Inc. since acquisition in January 2004, and Federal Mortgage Corporation of Puerto Rico, Inc.'s 100% owned subsidiary, Pride Lending, Inc., and 51% owned subsidiary Marwich II, Ltd. since acquisition in November 2004, and 75% owned subsidiary Springfield Financial, Inc. since acquisition in January 2005, and 51% owned subsidiary American Telstar, Inc. since acquisition in March 2005.

The principal executive offices of the Company are located at 2525 Fifteenth Street, Suite 3H, Denver, Colorado 80211, and the Company's telephone number is
(303) 480-5037.

GENERAL BUSINESS PLAN

PRIDE and its subsidiaries are principally in the investment business. The Company principally invests in real estate, real estate mortgage loans and foreclosure certificates of purchase. PRIDE and its subsidiaries own real estate in Texas, Colorado, North Dakota, and Arkansas. PRIDE is in the business of investing in foreclosure sale real estate certificates of purchase issued by public trustees in the Denver Metropolitan area. PRIDE acquires the foreclosure certificates of purchase by bidding at foreclosure sales. Under Colorado statutes, there is generally a minimum redemption period of seventy-five (75) days whereby the property owner can redeem the foreclosed property by paying the foreclosure certificate of purchase balance bid price plus interest at the rate specified on the mortgage note, plus reimbursement of certain costs and expenses incurred by the holder of the foreclosure certificate of purchase during the redemption period. The maximum amount of time that the Company holds an investment in a foreclosure certificate of purchase is 90 days. If the former property owner fails to redeem the property, then junior lienholders have a right to redeem for a period of generally not more than 15 days. If the property is not redeemed, the holder of the foreclosure certificate of purchase will be granted title to the property. It is PRIDE's investment policy to invest in foreclosure certificates of purchase that have sufficient equity such that it is likely that the property will be redeemed. Properties acquired through this process are carried at the lower of the actual costs to acquire the property or market. PRIDE acquires the foreclosure certificates of purchase principally for the interest it earns during the redemption period. Interest earned is generally higher than can be earned on bank certificates of deposit and normally ranges between 5% and 8% per annum. Approximately 95% of the time, PRIDE's foreclosure certificates of purchase are redeemed and PRIDE does not receive title to the property. If PRIDE receives title to the property, PRIDE contracts with others to make necessary repairs and then sells the property. PRIDE only invests in foreclosure certificates of purchase that prior review by management indicates that it is likely that the property could be sold at a profit if title is obtained, but there can be no assurance that losses will not occur. The Company owned eleven foreclosure certificates of purchase with a total cost basis of $1,387,613 at June 30, 2005. All foreclosure certificates of purchase have an initial minimum redemption period of 75 days. Average remaining redemption periods on currently owned foreclosure certificates of purchase are approximately 60 days. The Company generally incurs costs and expenses during the redemption period that will be reimbursed if the property is redeemed. The costs incurred generally relate to title insurance, property insurance, inspection costs, utilities and certain repairs deemed necessary for property protection. All of these costs are reimbursed plus interest computed at the original mortgage note rate. See Item 2, Description of Property for a tabular presentation of the Company's real estate properties. If PRIDE obtains title to real estate properties during the foreclosure process, it principally renovates the properties acquired and sells them. The Company does also acquire on a limited basis properties that it intends to hold as longer term investments for potential appreciation in value. Other than properties acquired through the foreclosure certificate process, the Company has not acquired any real estate properties during the two years ended June 30, 2004. The Company currently does not have any plans for investing in real estate to be held for a long term. The Company's current investment plans consist principally of continuing to invest in foreclosure certificates of purchase. Future investments, if any, in real estate to be held for long term would only be made if management believes that there was significant opportunity for a substantial long term significant gain. In-house standards related to selection of foreclosure certificates of purchase for investment generally only include first mortgage notes in foreclosure with equity estimated to equal at least 30% and an interest rate of 5% or higher. To determine estimated value, real estate tax valuations are reviewed along with comparable sales if considered appropriate. The Company generally invests in foreclosure certificates of purchase in only one county so that knowledge of real estate values can better be maintained. Appraisals are not obtained on properties prior to the acquisition of the foreclosure certificates. The Company generally rents improved properties that it owns. See Item 2, Description of Property.

PRIDE's sources of revenue are from interest, rent, and gains on the sale of investments. Interest income is earned on foreclosure certificates of purchase and on mortgage notes receivable. Rent income is earned from real estate owned by the Company. There are no long-term leases on the part-time use of the condos and are rented on a month-to-month basis. The two Denver, Colorado units owned by the Company are approximately 700 square feet each. The two residences in Texas are approximately 2,800 and 2,000 square feet, respectively. Gains on the sale of investments are the result of sales of various investments acquired by the Company. Investments owned at June 30, 2005 consist principally of real estate, mortgage notes receivable and foreclosure certificates of purchase. Although the Company had gains on the sale of investments during the years ended June 30, 2005 and 2004, past performance may not be indicative of future performance, and future sales and investments may not result in gains, and losses may occur.

DISTRIBUTION OF PRODUCTS AND SERVICES

PRIDE markets its real estate generally through listings with real estate brokers.

COMPETITION

PRIDE's real estate business is highly competitive. There are thousands of real estate investors in the United States of America that are investing in similar properties. The level of competition in the acquisition, sale and renting of real estate properties is effected by economic conditions in the area as well as interest rates available to borrowers. PRIDE's business of investing in foreclosure certificates of purchase is also highly competitive since there is open bidding allowed on all real estate foreclosures. Typically at the foreclosure sales, there will be between five and twenty individuals in attendance and between three and seven actual bidders in addition to the foreclosing lenders bidding on the properties collateralizing their loans. PRIDE's current primary investment focus relates to investment in foreclosure certificates of purchase. To enhance our ability to compete, we have primarily focused the Company's foreclosure certificate of purchase investments in Arapahoe County, Colorado. This focus in one area provides the ability to have knowledge of market conditions in this location. The Company believes that this location specialization assists the company in being competitive. While investing in one county may add to the Company's competitiveness, it also increases the concentration risk related to changes in economic conditions in one area. The short-term nature of investments in foreclosure certificates of purchase, normally less than 90 days, helps to mitigate this concentration risk, but does result in an associated risk and uncertainty. Mr. Michael L. Schumacher, the Company's President determines the maximum bid prices on real estate foreclosures. Prior to bidding at the sale, Mr. Schumacher obtains title information to determine if the foreclosed loan is a first mortgage. Mr. Schumacher reviews property tax valuations as a preliminary basis for determining the value of the underlying property. Mr. Schumacher, on a judgment basis, will also look at comparable sales information if he believes there may be a difference between actual value and the tax valuation. Mr. Schumacher will generally not bid on a property in excess of an amount where the difference between the bid price and the estimated value of the underlying property is less than 30% of the estimated value. The maximum bid price is discretionary and determined by Mr. Schumacher based on his determination which results in associated risks. Actual bidding is generally done by an individual that is self-employed and retained by the Company on an hourly basis to provide this service.

AVAILABILITY OF RAW MATERIAL: PRINCIPAL SUPPLIERS

Since the Company is not involved in manufacturing, there is no need for raw materials. Supplies used in the business are minimal. The number of foreclosure sales is directly related to economic conditions and interest rates in the area and therefore, the inventory of potential foreclosure certificates of purchase available varies over time.

PATENTS AND INTELLECTUAL PROPERTY

The Company has no patent or intellectual property rights.

GOVERNMENTAL APPROVAL

There are no governmental approval requirements related to the Company's business.

EFFECT OF GOVERNMENTAL REGULATIONS: COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company is not materially effected by any specific governmental regulations other than various states limit the interest rates charged on loans. Under certain circumstances, the Company will sell properties and carry back mortgage loans on the properties. The Company does not charge interest rates in excess of rates allowed by law. The types of costs and expenses incurred during the redemption period which may be reimbursed are defined by statutes. The Company complies with the applicable provisions of the statutes.

Various local zoning, homeowners associations and various other rules and regulations limit how properties may be used and require certain maintenance and repairs for properties. Certain federal and state environmental protection statutes exist related to hazardous wastes and other environmental concerns. The Company is in compliance with all environmental laws.

RESEARCH AND DEVELOPMENT

The Company has not been involved in any research and development projects.

ITEM 2. DESCRIPTION OF PROPERTY.

(a) PRIDE currently uses two of its condominium units for office space and facilities. As more fully described in Item 12, the Company's President currently pays the Company $500 per month for use of these condominium units as an office for his accounting business.

(b) PRIDE and its subsidiaries invest in real estate and real estate mortgages primarily for rental and interest income. By investing in real estate that provides current income plus the opportunity of long-term capital gains, the Company is attempting to realize reasonable current operating income plus a potential hedge against long-term inflation. The Company has no limitations or policies on the percentage of assets which may be invested in any one investment, or type of investment. This policy may be changed without a vote of the stockholders.

     (1) The Company may invest in any type of real estate but currently principally has investments in residential rental houses. The Company also owns three residential condominiums and nine residential lots. The Company has financed its real estate acquisitions with its own capital plus assumption of existing loans on properties or owner carry back loans on properties. The Company has no limitation policy on the number or amount of mortgages which may be placed on any one piece of property. Appropriateness of real estate investments and related financing decisions are determined by the officers of the Company.

     (2) The Company's investments in mortgage loans are principally loans carried back on properties sold. Management has no current plans to actively invest in mortgage loans other than those related to properties sold by the Company. The Company may invest in any mortgage loans on any type of real estate. The loans may be first or second mortgages. If the Company invests in mortgage loans, it intends to originate the loans and service them, but is not required to do so. The Company could sell off its loans, but does not intend to sell them. The Company has no policy with respect to portfolio turnover.

     (3) The Company currently has no investments and no plans to invest in securities of or interests in persons primarily engaged in real estate activities.

(c) As of June 30, 2005, the Company had two investments in real estate in Texas which amounted to ten percent or more of the total assets of the Company. Both properties are single family residences. Both properties were acquired in May 2005. The Company received no rental income from the properties during the year ended June 30, 2005. The Company intends to rent these properties but currently there is no lease agreement on either property. The properties are being depreciated on a straight-line basis over 27 years. The costs of the two properties were $320,270 and $304,828, respectively, but the tax cost basis of the two properties are $178,343 and $169,352, respectively, due to the Internal Revenue Service Section 1031 Exchange transactions related to these properties. Real estate taxes on the Texas houses are approximately $7,500 each, which amounts to approximately 2.5% of the original cost and approximately $3.12 per square foot.

At June 30, 2005, the Company has $1,062,486 invested in real estate, all of which are owned with individual deeds to the property, and is generally summarized as follows:

                                                 Year of
         Description                           Acquisition          Cost
         -----------                           -----------      -----------

         Two condominium units
           in Denver, Colorado                    2000          $   313,226

         Two single family residences
           in Corpus Christi, Texas               2005              625,098

         Nine residential lots located in:
            Arkansas (6 lots)                     1996               16,000
            North Dakota (4 lots)                 1997                6,222
            Texas (1 lot)                         2005              101,940
                                                                -----------
                                                                $ 1,062,486
         Accumulated depreciation                                   (66,184)
                                                                -----------
                                                                $   996,302
                                                                ===========

During the year ended June 30, 2004, the Company sold two residential lots in Florida that had been acquired in 1996. The sales price of the lots was $11,900. Costs of these lots sold, including selling costs, totaled $3,918, resulting in a gain of $7,982. During the year ended June 30, 2004, the Company also acquired and sold a single family residence in Arapahoe County, Colorado. The sales price for this residence was $162,000. Cost of this residence including selling costs totaled $145,588, resulting in a gain of $16,432. The net loss from operations related to the properties sold during the year ended June 30, 2004 was $9,615.

During the year ended June 30, 2005, the Company sold two residential lots in Texas for $58,500. These lots had been acquired in 2004. Costs of these lots sold, including selling costs, totaled $13,773, resulting in a gain of $44,727. Also during the year ended June 30, 2005, the Company sold its residential condominium unit in Los Angeles County, California for $589,000. This unit was acquired in 2001. Cost of this unit was $350,248 including selling costs. At the time of sale, there was $39,083 of accumulated depreciation. Sale of this unit resulted in a gain of $277,835. To facilitate an Internal Revenue Service Code
Section 1031 Exchange, the Company used an independent party (facilitator) to handle the transactions on the Company's behalf. The sales proceeds were held in trust by the facilitator and used for the purpose of acquiring the two single family residences and the residential lot all located in Corpus Christi, Texas. As a result of the Section 1031 exchange, the gains on the sale of the two Texas lots and the unit in California which totaled $322,562 are deferred for income tax purposes until the replacement properties are sold. A provision for deferred income taxes has been provided in the amount of $109,671 related to this transaction.

Also during the year ended June 30, 2005, the Company acquired and sold three residences in Arapahoe County, Colorado. Sales prices of these residences totaled $495,000. Costs of these residences including costs of sale totaled $463,926, resulting in gains from sales totaling $31,074.

The net loss from operations related to the properties sold during the year ended June 30, 2005 was $7,555.

The Company accounts for disposals of real estate owned as discontinued operations.

ITEM 3. LEGAL PROCEEDINGS.

In the opinion of counsel there are no known legal proceedings or outstanding judgments against the Company, nor any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

There is no public trading market for PRIDE common stock. The Company has no market-makers for its stock.

Upon effectiveness of a Form SB-2, the Company plans to apply for quotation of the Common Stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. PRIDE will have 1,287,393 shares of common stock issued and outstanding. Of such shares, approximately 230,000 shares, held by approximately 400 shareholders are eligible for resale. The remaining outstanding shares will be restricted shares under Rule 144. Shares listed on the OTC Bulletin Board will likely have a very limited and therefore illiquid market. Shareholders may be unable, even if listed by the OTC, to sell their shares. Getting listed by the OTC is contingent upon the Company finding a market-maker. There can be no assurance that the Company will be able to find a market-maker. The Company presently has no existing stock option or other plans nor are there any outstanding options, warrants or securities convertible into Common Stock.

(b) Holders.

Following the spin-off, we believe that there will be approximately 417 stockholders of record.

(c) Dividends.

The Company has paid no dividends during the years ended June 30, 2005 and June 30, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

       Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended June 30, 2005, included elsewhere in this filing. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to valuation of investments, recoverability of long-lived assets, commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments
-----------

The Company invests in foreclosure certificates of purchase as described in Item 1, Description of Business. At June 30, 2005, the Company had approximately $1,388,000 invested in foreclosure certificates of purchase. The Company reviews county real estate tax valuations as well as comparable sales of similar properties to determine estimated value of the real estate underlying the investment in foreclosure certificates of purchase. This methodology used to develop estimates of fair value of investments is a critical accounting policy that bears uncertainty and the risk of change.

Impairment of Long-Lived Assets
-------------------------------

The Company assesses the impairment of investments and long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

       - significant underperformance relative to expected historical or projected future operating results;

       - significant changes in the manner or the Company's use of the acquired assets or the strategy for the Company's overall business;

       -  significant negative industry or economic trends.

When the Company determines that the carrying value of investments or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on projected net cash flows expected to result from that asset, including eventual disposition. The Company recognizes impairment losses if the carrying amount of the assets is not recoverable, determined when the carrying amount exceeds the undiscounted cash flows. The impairment loss would be measured by the amount by which the carrying amount of a long-lived asset exceeds its fair value. While management believes that there is no impairment in this carrying value, actual results may differ from those estimates.

As with any assumptions, there are associated uncertainties. As such, the asset impairment methodology employed by the Company bears the risk of change, when conditions change. The Company's investments are principally in the real estate industry, whether they be direct real estate ownership, foreclosure certificates of purchase, or mortgage loans with real estate as collateral, all of which are susceptible to valuation changes due to economic conditions such as interest rates and inflation levels. Such uncontrollable economic changes could have a material effect on recoverability and on future potential impairment losses.

(a)  Plan of Operation

Our primary goal is to continue generating investment income of a reasonable rate of return.

Our short-term objective is to continue investing in foreclosure certificates of purchase that the Company believes will generate reasonable current investment income.

Our intermediate and long-term objectives are to hold real estate in markets that the Company believes offer the best chance of favorable appreciation.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Year Ended June 30, 2005

Revenue for the year ended June 30, 2005 was approximately $192,000 as compared to revenue of approximately $462,000 for the year ended June 30, 2004, a decrease of approximately $270,000. The gain on the sale of investments decreased from $159,498 to $72,205, a decrease of $87,293. Since revenue from appreciation of value of investments under generally accepted accounting principles, are not generally recognized until the investment are sold, the timing of revenue recognition depends upon when the Company sells its investments. Therefore, during the year ended June 30, 2005, the company's gain on sale of investment related to continuing operations decreased by $87,293, solely based on less sales of assets by the Company. Gains or losses, if any, from the sale of investments are not consistent from period to period and therefore are not necessarily indicative of future revenues. Interest income increased from $108,933 to $113,823, an increase of $4,890. During the year ended June 30, 2004, the Company received $187,615 from a previously recorded allowance for bad debts which accounted for approximately 70% of the difference in revenues between the year ended June 30, 2004 and 2005.

Operating expenses related to continuing operations were approximately $186,000 during the year ended June 30, 2005, and approximately $170,000 during the year ended June 30, 2004, an increase of approximately $16,000. Officer's compensation to the company's President related to continuing operations decreased from approximately $95,000 for the year ended June 30, 2004 to approximately $52,000 during the year ended June 30, 2005, a decrease of approximately $43,000. Professional fees increased from approximately $39,000 to approximately $76,000, an increase of $37,000, primarily the result in increased accounting and auditing costs for the Company's publicly reporting subsidiaries. Other operating expenses increased from approximately $18,000 to approximately $36,000, an increase of $18,000, and principally related to additional costs of the Company's publicly reporting subsidiaries.

During the year ended June 30, 2005, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a gain from discontinued operations of $249,819 during the year ended June 30, 2005 as compared to a gain from discontinued operations of $9,777 during the year ended June 30, 2004, an increase of $240,042.

Net income after provision for income taxes decreased from approximately $269,000 during the year ended June 30, 2004 to approximately $169,000 during the year ended June 30, 2005, a decrease of approximately $100,000.

The Company plans to continue to invest in foreclosure certificates of purchase for current investment and has no plans for currently investing in any additional real estate to be held for long-term appreciation. This will likely result in consistent interest income revenues but there can be no assurance of this. In addition, the Company owns a controlling interest in three inactive publicly reporting companies which are seeking business opportunities. Should these entities find business opportunities, the Company may sell its majority interest in these companies. Such sales could result in gains or losses. There can be no assurance of gains and there are associated risks of losses.

Year Ended June 30, 2004

Revenue for the year ended June 30, 2004 was approximately $462,000 as compared to revenue of approximately $273,000 for the year ended June 30, 2003, an increase of approximately $189,000. The gain on the sale of investments increased from $104,967 to $159,498, an increase of $54,531. Since revenue from appreciation of value of investments under generally accepted accounting principles, are not generally recognized until the investments are sold, the timing of revenue recognition depends upon when the Company sells its investments. Therefore, during the year ended June 30, 2004, the Company's gain on sale of investments related to continuing operations increased by $54,531, solely based on more sales of assets by the Company. Gains or losses, if any, from the sale of investments are not consistent from period to period and therefore are not necessarily indicative of future revenues. Interest income increased from $59,397 to $108,933, an increase of $49,536. This increase was principally the result of the Company's investments in foreclosure certificates of purchase as compared to previously investing in bank money market accounts in the prior year. At June 30, 2003, the Company had no investments in foreclosure certificates of purchase. At June 30, 2004, the Company had $946,777 invested in foreclosure certificates of purchase. The interest yield on foreclosure certificates of purchase was higher than bank interest rates. Revenue from consulting services decreased from $82,500 to $0, a decrease of $82,500. The Company provided no consulting services during the years ended June 30, 2004 and does not anticipate any material consulting service revenue in the future. During the year ended June 30, 2004, the Company received $187,615 from a previously recorded allowance for bad debts which accounted for nearly all of the net increase in revenue for the year ended June 30, 2004.

Operating expenses related to continuing operations were approximately $170,000 during the year ended June 30, 2004, and approximately $144,000 during the year ended June 30, 2003, an increase of approximately $36,000. The increase in operating expenses was primarily the result in the increase in officer's compensation to the Company's President from approximately $43,000 for the year ended June 30, 2003 to approximately $95,000 during the year ended June 30, 2004, an increase of approximately $52,000. The President's compensation is determined annually by the Board of Directors. Professional fees increased from approximately $29,000 to approximately $39,000, an increase of $10,000, primarily the result in increased accounting and auditing costs.

Net income after provision for income taxes increased from approximately $129,000 during the year ended June 30, 2003 to approximately $269,000 during the year ended June 30, 2004, an increase of approximately $140,000.

     LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had cash of approximately $252,000. The Company's current assets were approximately $1,712,000 at June 30, 2005 and its current liabilities totaled approximately $157,000, resulting in net working capital of approximately $1,555,000, a current ratio of approximately 10.9 to one. Working capital increased by approximately $26,000 from June 30, 2004 to June 30, 2005.

At June 30, 2004, the Company had cash of approximately $476,000. The Company's current assets were approximately $1,673,000 at June 30, 2004 and its current liabilities totaled approximately $144,000, resulting in net working capital of approximately $1,529,000, a current ratio of approximately 11.6 to one.

The Company's assets increased from approximately $2,680,000 at June 30, 2004 to approximately $2,977,000 at June 30, 2005, an increase of approximately $297,000. This net increase was comprised principally of the following changes:
Cash decreased from $476,000 to $252,000, a decrease of $224,000; Investments in foreclosure certificates of purchase increased from $947,000 to $1,388,000, an increase of $441,000; Investments in marketable equity securities increased from $0 to $28,000; Investments in notes receivable decreased from $652,000 to $277,000, a decrease of $375,000 due to principal collected on the notes; Real estate increased from $565,000 to $996,000, an increase of $431,000.

The Company's liabilities increased from approximately $155,000 at June 30, 2004 to approximately $268,000 at June 30, 2005, an increase of $113,000. This increase is primarily the result of an increase in deferred income taxes.

The Company's sources of liquidity come from its cash balances which amounted to $252,000 at June 30, 2005 and its investments in foreclosure certificates of purchase which amounted to $1,388,000 at June 30, 2005. The cash balances are available for immediate withdrawal from money market accounts. The foreclosure certificates of purchase have average time periods to maturity of approximately 60 days which make them highly liquid. Management believes that interest income, rental income and scheduled principal payments on notes receivable are sufficient to fund current operations.

The Company's business is not subject to seasonality or any weather seasonality conditions. The Company knows of no trends, events or uncertainties that have, or are reasonable likely to have, a material impact on the Company's short-term or long-term liquidity.

     FINANCIAL POSITION

Stockholders' equity totaled approximately $2,710,000 at June 30, 2005 as compared to approximately $2,525,000 at June 30, 2004, an increase of approximately $185,000. This increase resulted from a net income of approximately $169,000 plus recording of $17,000 increase in unrealized appreciation of marketable equity securities.

Management has not made any material commitments which will require any material financial resources.

     SUBSEQUENT EVENTS

None

     FORWARD-LOOKING STATEMENTS

Certain statements concerning the Company's plans and intentions included herein constitute forward-looking statements.

There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) interest rates, (b) general economic conditions and (c) specific economic conditions within the areas where the Company operates.

This registration statement contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

              ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  -----------------------------------------------------------------------------


                    PRIDE, INC. AND CONSOLIDATED SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                             June 30, 2005 and 2004


         Report of Independent Registered Public Accounting Firm         F-2

         Consolidated Financial Statements:

                  Consolidated Balance Sheet                             F-3

                  Consolidated Statements of Operations                  F-4

                  Consolidated Statement of Changes in
                    Stockholders' Equity                                 F-5

                  Consolidated Statements of Cash Flows                  F-6

                  Notes to Consolidated Financial Statements             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Audit Committee
Pride, Inc. and Consolidated Subsidiaries
Denver, Colorado


We have audited the accompanying balance sheet of Pride, Inc. and Consolidated Subsidiaries as of June 30, 2005, and the related statements of operations, shareholders' equity and cash flows for the two years ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride, Inc. and Consolidated Subsidiaries as of June 30, 2005, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.



Miller & McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

October 11, 2005

                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005

                                     ASSETS
                                     ------

Current Assets
    Cash                                                         $  251,754
    Mortgage notes receivable, current portion                       27,148
    Investment in foreclosure certificates of purchase            1,387,613
    Marketable equity securities (Note 3)                            27,550
    Other                                                            17,899
                                                                 ----------
      Total Current Assets                                        1,711,964

Real estate, net of accumulated depreciation
 of $66,184 (Note 11)                                               996,302
Equipment and furnishings, net of accumulated
 depreciation of $62,528 (Note 8)                                    19,378
Mortgage notes receivable, net of current portion                   145,712
Note receivable (Note 9)                                            104,242
                                                                 ----------

TOTAL ASSETS                                                     $2,977,598
                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                             $   13,498
    Officer's compensation payable (Note 6)                         126,400
    Deferred taxes payable, current (Note 2 and 11)                     934
    Accrued expenses                                                 16,348
                                                                 ----------
      Total Current Liabilities                                     157,180

Deferred taxes payable, net of current portion (Note 2 and 11)      110,347
                                                                 ----------

TOTAL LIABILITIES                                                   267,527
                                                                 ----------

Commitments and contingencies (Notes 1, 2, 6, 8 and 11)

Stockholders' Equity:
    Preferred stock, no par value, 1,000,000
     shares authorized, none issued and outstanding                    --
    Common stock, no par value, 200,000,000 shares
     authorized, 1,287,393 shares issued and outstanding          1,986,104
    Unrealized appreciation, marketable equity securities            16,805
    Retained earnings                                               707,162
                                                                 ----------
TOTAL STOCKHOLDERS' EQUITY                                        2,710,071
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $2,977,598
                                                                 ==========



The accompanying notes are an integral part of the financial statements.


                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year Ended June 30,
                                                                 2005           2004
                                                             -----------    -----------
Revenue:
    Rent income, related party (Note 6)                      $     6,000    $     6,000
    Interest income                                              113,823        108,933
    Recovery of a bad debt (Note 7)                                 --          187,615
    Gain on disposition of investments (Note 7)                   72,205        159,498
                                                             -----------    -----------
                                                                 192,028        462,046
                                                             -----------    -----------

Expenses:
    Depreciation                                                  22,553         17,582
    Officer's compensation (Note 6)                               51,833         95,434
    Professional fees                                             75,517         39,183
    Other                                                         35,618         18,255
                                                             -----------    -----------
                                                                 185,521        170,454
                                                             -----------    -----------
Income from continuing operations before income taxes              6,507        291,592
                                                             -----------    -----------

Provision for income taxes on income from
 continuing operations (Notes 2 and 11):
    Current                                                         --           18,453
    Deferred                                                       2,692         12,617
                                                             -----------    -----------
                                                                   2,692         31,070
                                                             -----------    -----------
Income from continuing operations, net of income taxes             3,815        260,522
                                                             -----------    -----------

Discontinued Operations:
(Loss) from discontinued operations (Note 11)                   (103,817)       (14,637)
Gain on sales of discontinued operations (Note 11)               353,636         24,414
                                                             -----------    -----------

Income from discontinued operations before income taxes          249,819          9,777
                                                             -----------    -----------

Provision for income taxes on income from discontinued
 operations (Note 2 and 11):
    Current                                                         --            1,075
    Deferred                                                      84,938           --
                                                             -----------    -----------
                                                                  84,938          1,075
                                                             -----------    -----------
Income from discontinued operations, net of income taxes         164,881          8,702
                                                             -----------    -----------

Net income                                                   $   168,696    $   269,224
                                                             ===========    ===========

Net Income Per Share:
    Continuing operations                                    $       nil    $       .20
                                                             ===========    ===========
    Discontinued operations                                  $       .13    $       .01
                                                             ===========    ===========

Per Share                                                    $       .13    $       .21
                                                             ===========    ===========

Weighted Average Shares Outstanding                            1,287,393      1,287,393
                                                             ===========    ===========


The accompanying notes are an integral part of the financial statements.


                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     From July 1, 2003 through June 30, 2005

                                                                       Other
                                        Common         Stock       Comprehensive      Retained
                                      No./Shares       Amount      Income (Loss)      Earnings         Total
                                     ------------   ------------   -------------    ------------   ------------
Balance at July 1, 2003                 1,287,393   $  1,986,104   $     143,656    $    269,242   $  2,399,002
Depreciation of marketable equity
securities (Note 3)                          --             --          (143,656)           --         (143,656)

Net income for the year ended
 June 30, 2004                               --             --              --           269,224        269,224
                                     ------------   ------------   -------------    ------------   ------------

Balance at June 30, 2004                1,287,393      1,986,104            --           538,466      2,524,570

Appreciation of marketable equity
securities, net of deferred income
taxes of $10,745 (Note 3)                    --             --            16,805            --           16,805

Net income for the year ended
 June 30, 2005                               --             --              --           168,696        168,696
                                     ------------   ------------   -------------    ------------   ------------

Balance at June 30, 2005                1,287,393   $  1,986,104   $      16,805    $    707,162   $  2,710,071
                                     ============   ============   =============    ============   ============



The accompanying notes are an integral part of the financial statements.


                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                   Year Ended June 30,
                                                                                   2005           2004
                                                                               -----------    -----------
Cash Flows From (Used in):
  Operating Activities of Continuing Operations:
  Net income                                                                   $   168,696    $   269,224
  Less: Income from discontinued operations, net of income taxes                  (164,881)        (8,702)
                                                                               -----------    -----------
Net Income from Continuing Operations                                                3,815        260,522

Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities of continuing operations:
   Depreciation                                                                     22,553         17,582
   (Increase) in other assets                                                       (9,560)          --
   Increase (decrease) in:
     Income taxes payable                                                          (19,528)        19,528
     Accounts payable, accrued expenses and other                                   11,093        (30,363)
     Deferred income taxes payable                                                   2,982         11,541
     Officer's compensation payable                                                (74,372)        95,434
   Other                                                                              --               81
                                                                               -----------    -----------

Net Cash Provided by (Used in) Operating Activities of Continuing Operations       (63,017)       374,325
                                                                               -----------    -----------

Cash Flows From (Used in):
 Investing Activities of Continuing Operations:
 Disposition of investments                                                           --          152,452
(Investment) in real estate, equipment and furnishings                            (730,320)        (2,415)
(Investment) in foreclosure certificates of purchase                            (5,167,370)    (2,173,938)
(Investment) in mortgage notes receivable                                             --         (168,970)
Redemption of foreclosure certificates of purchase                               4,726,534      1,227,161
Collection of notes receivable                                                      33,043         25,076
Collection of mortgage notes receivable                                            341,365        217,384
Other                                                                                 --           (1,232)
                                                                               -----------    -----------
Net Cash (Used in) Investing Activities of Continuing Operations                  (796,748)      (724,482)
                                                                               -----------    -----------

Cash Flows from Financing Activities of Continuing Operations:                        --             --
                                                                               -----------    -----------

Net Cash (Used in) Activities of Continuing Operations                            (859,765)      (350,157)
                                                                               -----------    -----------

Discontinued Operations:

Net cash provided by Discontinued Operations                                       361,950         33,846
Investing activities of Discontinued Operations                                    273,900           --
                                                                               -----------    -----------

Net Cash Provided by Discontinued Operations                                       635,850         33,846
                                                                               -----------    -----------

(Decrease) in Cash                                                                (223,915)      (316,311)

Cash, Beginning of Period                                                          475,669        791,980
                                                                               -----------    -----------

Cash, End of Period                                                            $   251,754    $   475,669
                                                                               ===========    ===========

Interest Paid                                                                  $      --      $      --
                                                                               ===========    ===========

Income Taxes Paid                                                              $    19,528    $      --
                                                                               ===========    ===========

Supplementary schedule of non-cash transactions:
  Exchange of note receivable for two residential lots                                --           10,433

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004

(1)     Organization and Summary of Accounting Policies
        -----------------------------------------------

This summary of significant accounting policies of Pride, Inc. (PRIDE) and its consolidated subsidiaries is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

         Organization and Principles of Consolidation
         --------------------------------------------

        The Company was organized on August 22, 2001 under the laws of the state of Colorado. Effective August 22, 2001, all of the assets, liabilities and business operations of Prime Rate Income & Dividend Enterprises, Inc. (PIDV) were contributed to the Company and its subsidiaries. The Company issued 1,325,000 shares of its restricted common stock to PIDV for the assets, liabilities and business it received from PIDV. Predecessor cost basis of assets and liabilities were carried over to the Company. The retained earnings of PIDV were carried over to the Company since PIDV was its predecessor, and in effect, the same operating business. The Company was a wholly-owned subsidiary of PIDV. PIDV entered into a share exchange agreement with U.S. Medical Systems, Inc. (USMS) effective November 12, 2002, whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed in November 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction. During March 2004, PIDV changed its name to U.S. MedSys Corp. Since USMS's business is not related to the real estate and mortgage investment business of PRIDE, the PIDV directors decided it was in the best interest of PIDV and the Company and PIDV's shareholders to spin-off the Company. The conditions of the business combination agreement with USMS stipulate that PRIDE would be spun-off to PIDV shareholders. The shares of PRIDE are being held by Michael L. Schumacher, President, for the benefit of PIDV shareholders, in escrow with instructions to distribute the PRIDE shares upon the effectiveness of a registration statement with the Securities and Exchange Commission. Management continues operations of PRIDE in the same manner as prior to the pro rata spin-off. On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration statement with the Securities and Exchange Commission, the pro rata spin-off of the Company to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medical Systems, Inc.
        (USMS) shareholders effective November 12, 2002. At November 26, 2002, there were 1,350,000 shares of PIDV outstanding that were entitled to receive spin-off shares. Subsequent to November 26, 2002, 62,607 share distribution rights were received and then canceled as described in Note 6, leaving 1,287,393 shares of the Company's common stock held by the Company's President in trust for the benefit of the shareholders described above.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pride Holdings, Inc. (PHI) and PHI's wholly-owned subsidiaries Pride Investments, Inc. and Pride Equities, Inc. for the two years ended June 30, 2005. The consolidated financial statements also include the accounts of 51.6% owned subsidiary National Superstars, Inc. since acquisition in September 2003 and through May 31, 2005, the date of disposition of the company's controlling ownership of National Superstars, Inc., and 90% owned subsidiary Federal Mortgage Corporation of Puerto Rico, Inc. since acquisition in January 2004, and Federal Mortgage Corporation of Puerto Rico, Inc.'s 100% owned subsidiary, Pride Lending, Inc., and 51% owned subsidiary Marwich II, Ltd. since acquisition in November 2004, and 75% owned subsidiary Springfield Financial, Inc. since acquisition in January 2005, and 51% owned subsidiary American Telstar, Inc. since acquisition in March 2005. All intercompany account balances have been eliminated in the consolidation. Marwich II, Ltd, Springfield Financial, Inc. and American Telstar, Inc. are inactive public companies and have no operating businesses.

        Description of business

        The Company is principally in the investment business. The Company principally invests in real estate, real estate mortgage loans and foreclosure certificates of purchase.

        Per Share Information

        Per share information is computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

        Investment in Real Estate and Related Depreciation

        The Company's investments in rental real estate are carried at cost, net of accumulated depreciation. Depreciation on rental real estate is being computed using the straight-line method over estimated useful lives of 27 years. Major renovations are capitalized. Repairs and maintenance costs are expensed as incurred. Disposals of individual real estate properties are accounted for as discontinued operations.

        Equipment and Related Depreciation

        The Company carries its investment in equipment at cost, net of accumulated depreciation. Depreciation on equipment is being computed using the straight-line method over estimated useful lives of three to five years. Major improvements or renovations are capitalized. Repairs and maintenance costs are expensed as incurred. Disposals of individual real estate properties are accounted for as discontinued operations.

        Equipment and Related Depreciation

        The Company carries its investment in equipment at cost, net of accumulated depreciation. Deprecation on equipment is being computed using the straight-line method over estimated useful lives of three to five years. Major improvements or renovations are capitalized. Repairs and maintenance costs are expensed as incurred.

        Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Investment in Mortgage Loans and Foreclosure Certificates of Purchase

        The Company's investment in mortgage loans consist principally of carry-back mortgages on real estate sold and are carried at the amortized principal balance. Management believes there is no impairment in value of the mortgage loans and therefore has provided no allowance for uncollectible notes. Management's policy with respect to impairment determination is to review the carrying values periodically, and at least quarterly to determine if there is any impairment. The Company requires a downpayment of at least 10% to sell a property with a carry-back mortgage note receivable. The Company has not sold any properties in the last five years with carry-back mortgages and has never sold a property with less than a 10% downpayment for which it has recognized a gain. Management does not currently intend to sell any property with a carry-back loan with less than a 10% downpayment in the future, but if such sales were made, the gain, if any, would be deferred and recognized over the life of the loan. When the loan balance equals or becomes less than 90% of the sale price, the balance of the income would be recognized. Management believes that the underlying collateral on all mortgage notes receivable are sufficient to facilitate collection of the mortgage notes receivables. The Company carries its investments in certificates of purchase on foreclosures issued by Colorado public trustees at the lower of cost plus accrued interest, or the value of the underlying foreclosed property. Under Colorado statutes, there is generally a minimum redemption period of seventy-five (75) days whereby the property owner can redeem the foreclosed property by paying the foreclosure certificate of purchase balance bid price plus interest at the rate specified on the mortgage note, plus reimbursement of certain costs and expenses incurred by the holder of the foreclosure certificate of purchase during the redemption period. If the former property owner fails to redeem the property, then junior lienholders have a right to redeem. If the property is not redeemed, the holder of the foreclosure certificate of purchase will be granted title to the property. It is the Company's investment policy to invest in foreclosure certificates of purchase that have sufficient equity such that it is likely that the property will be redeemed. Properties acquired through this process are carried in the books at the lower of the actual costs to acquire the property or market. The Company's mortgage notes generally range between ten and fifteen year terms to maturity. The average remaining lives on existing mortgage notes is approximately seven years. The average remaining term to redemption dates on the existing foreclosure certificates of purchase owned by the Company is approximately 60 days.

        Geographic Area of Operations and Interest Rates

        The Company owns properties principally in Colorado, North Dakota, Texas and Arkansas. The Company principally invests in foreclosure certificates of purchase in one county in Colorado. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's real estate investment business is principally in four areas, and since its investments in foreclosure certificates of purchase are primarily in one county, these concentrations of operations result in an associated risk and uncertainty.

        Provision for Deferred Income Taxes

        Timing differences exist related to recognition of gains on sale of real estate for income tax purposes and financial reporting purposes. At June 30, 2005, the Company had for tax purposes, deferred installment gain income of approximately $16,976, resulting in a provision of $6,281 in deferred income taxes payable. In addition, the Company had for tax purposes, deferred capital gain income of approximately $322,562 related to the Company's Internal Revenue Service Section 1031 exchange of real estate, resulting in a provision of $109,671 in deferred income taxes payable. The Company as of June 30, 2005 also had a provision for deferred taxes of $10,745 related to $27,550 of unrealized appreciation of its marketable equity securities. In addition, the Company has a net operating tax loss carryover of approximately $42,000 available to offset future taxable income. This tax loss carryover expires in 2025. A deferred tax asset of $15,446 has been provided related to this tax loss carryover. Total net deferred income taxes payable at June 30, 2005 was $111,281.

        Revenue Recognition Policy

        The Company's revenue is generally generated principally from various phases of one revenue producing stream from various real estate transactions. The Company recognizes interest income from mortgage notes receivable and foreclosure certificates of purchase on a daily pro-rata basis. From time to time, the Company will acquire real estate to be held for longer term investment purposes. If the property is an improved property, the Company rents the property under short-term leases and recognizes rental income on a daily pro-rata basis as it becomes receivable according to the terms of the lease or rental agreement. However, if the rentals vary from a straight-line basis, the income is recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which use benefit from the leased property is diminished, in which case that basis is used. Rentals currently being received by the Company are level equal monthly payments being recognized on a straight-line basis. The Company also has acquired certain residential lots, with the total approximate carrying value of $124,000, with the intention of holding these lots for future appreciation. Gain on the sale of investments is recorded as the difference between the fair value of the assets received and the carrying value of the assets sold. Fair value is determined estimating value based on review of comparable sales of similar assets by the Company's management. During the years ended June 30, 2005 and 2004, there were no material sales of any investments for any consideration other than cash. The Company recognizes revenue from consulting services as the services are performed. Consulting services generally relate to consultation and advice on mergers and acquisitions, and business management.

        Concentration of Credit Risk

        The Company's material concentration of credit risk consists principally of investments in mortgage loans. The Company's investments in mortgage loans are collateralized principally by first or second deeds of trust on real estate located primarily in Colorado and California. At June 30, 2005, the Company had five mortgage loans receivable from one individual totaling approximately $140,294. The individual's loans as a percentage of value were approximately 100% at the time of sale but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another property owned by this individual. The weighted average interest rate on mortgagee notes receivable is approximately 8% per annum with monthly repayment terms being amortized over periods up to twenty years.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 2005, the Company did not have a cash concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

        Cash and Cash Equivalents

        The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less. Fair Value Financial Instruments

        The Company, as required, discloses fair value information about financial instruments when it is practicable to estimate that value. As of June 30, 2005, the Company had various investments in long term mortgage notes receivable. Management believes that the fair value of these financial instruments does not materially differ from the carrying value of these notes based upon discounting at current market rates of interest.

        Recently Issued Accounting Standards

        There were various accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

        Income Taxes

        The Company records deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Impairment Assessment

        Management believes that as of June 30, 2005, there is no impairment in the carrying value of investments or long-lived assets. The Company assesses the impairment of investments and long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

           1. Significant underperformance relative to expected historical or projected future operating results;
           2. Significant changes in the manner of our use of the acquired assets or the strategy for the Company's overall business;
           3.  Significant negative industry or economic trends.

        The Company recognizes impairment losses if the carrying amount of the assets is not recoverable, determined when the carrying amount exceeds the undiscounted cash flows. The impairment loss would be measured by the amount by which the carrying amount of a long-lived asset exceeds its fair value. At June 30, 2005, management does not believe that there is any impairment in the carrying value of its long-lived assets.

        Other

        The Company has selected June 30 as its fiscal year end.

        The Company has paid no dividends during the years ended June 30, 2005 and 2004.

        No advertising expense has been incurred.

        The Company has not entered into any leases.

        All of the Company's assets are located in the United States.

(2)      Income Taxes
         ------------

The provision for federal and state income taxes consisted of the following components:

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

                                                         Year Ended June 30,
                                                         2005          2004
                                                      ----------    ----------
         Expected income tax                          $   99,967    $  117,534
         Graduated tax brackets                          (16,750)      (16,750)
         State tax net of federal benefit                  7,666         9,013
         Benefit of capital loss carryover                  --         (72,719)
         Benefit of carryover of tax operating loss         --         (16,053)
         Other                                            (3,253)       11,120
                                                      ----------    ----------
                                                      $   87,630    $   32,145
                                                      ==========    ==========

The primary components of the Company's net deferred income tax liabilities at June 30, 2005 were as follows:

Deferred income tax liabilities related to:
         Unrealized appreciation of marketable
          equity securities                           $   10,745
         Installment gains                                 6,281
         Tax deferred exchange                           109,671
         Net operating loss carryover                    (15,416)
                                                      ----------
                                                      $  111,281

The change in deferred tax liability for the year ended June 30, 2005 was an increase of 98,665.

(3)     Marketable Equity Securities
        ----------------------------

Investments in securities may be classified in these categories:

    a) Held-to-maturity are investments in debt securities in which the Company has the positive intent and ability to hold the security to maturity. These investments are reported at amortized cost.

    b) Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. These securities are valued at market with unrealized gains or losses recorded in operations.

    c) Available for sale securities are securities not classified as held-to-maturity or trading. These securities are valued at market with unrealized gains or losses recorded in stockholder's equity.

At June 30, 2005, the Company had available for sale security investments in the following companies:

                      Name                                Exchange
                      ----                                --------
            MSO Holdings, Inc. (MSOD)                       OTCBB


                                        Total                       Total
            Total                   Market Value                 Unrealized
        Recorded Cost               June 30, 2005               Appreciation
        -------------               -------------               ------------
          $       -                   $  27,550                  $  27,550

       Provision for deferred income taxes                         (10,745)
                                                                 ---------

       Unrealized appreciation, net of deferred income taxes     $  16,805
                                                                 =========

(4)    Comprehensive Income
       --------------------

The components of comprehensive income, net of related tax for the years ended June 30, 2005 and 2004 are as follows:


                                                                    Years Ended June 30,
                                                                     2005         2004
                                                                  ----------   ----------
         Net income                                               $  168,696   $  269,224
         Unrealized appreciation (depreciation) on
          available-for-sale securities, net of related income
          tax (credits) provision of $10,745 and ($82,450)            16,805     (143,656)
                                                                  ----------   ----------

         Comprehensive Income                                     $  185,501   $  125,568
                                                                  ==========   ==========


(5)     Common and Preferred Stock
        --------------------------

The Company's articles of incorporation authorize 200,000,000 no par value common shares and 1,000,000 no par value preferred shares. As of June 30, 2005, there were 1,287,393 shares of common stock outstanding. There were no preferred shares outstanding as of June 30, 2005. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

(6)      Related Party Transactions
         --------------------------

The Company owns two attached residential/commercial condominium units in Denver, Colorado and until April 2005, owned one residential unit in Los Angeles County, California. The Company acquired these units principally for investment purposes. In addition to the investment purposes, the Company uses the Denver and California units for the Company's offices and as temporary living accommodations primarily for the benefit of the Company for company personnel, professionals and independent contractors that perform services for the Company. One of the Denver units is also used as the part time office of the Company's President's accounting business. The Company's President paid the Company $1,500 per month for the use of the California unit, and $500 per month for the use of the Denver units. The Company's President resided in the California unit and the Denver units on the average, less than one week per month at each of the two locations and during the periods of residence, used the units as office facilities for his business. The $1,500 rental income per month related to the California unit was included in discontinued operations.

Officer's compensation for the years ended June 30, 2005 and 2004 were $148,095 and $100,456, respectively. During the years ended June 30, 2005 and 2004, $96,262 and $5,022, respectively, of officer's compensation were attributed to discontinued operations.

As of June 30, 2005, the Company had accrued compensation payable to its President of $126,400. The accrued compensation payable had no written payment terms and was uncollateralized.

(7)      Recovery of a Bad Debt and Gain on the Sale of Investments
         ----------------------------------------------------------

During the year ended June 30, 2003, the Company received for consulting services 1,650,000 shares of restricted PIDV common stock valued at an estimated market value of $.05, the approximate market trading price at the time the shares were received, totaling $82,500 and a note from PIDV in the amount of $360,000. The note provided for monthly payments of $20,000 commencing December 15, 2002 including interest at 4.25% per annum. No payments were made on the note during the year ended June 30, 2003, and due to the financial position of PIDV, the Company provided an allowance for doubtful collection for the total amount of the loan at June 30, 2003.

During the year ended June 30, 2004, the Company sold its 1,650,000 restricted PIDV common shares for approximately $.135 per share which totaled $221,987, net of selling expenses, resulting in a gain of $139,487. Subsequent to June 30, 2003, the Company collected $30,000 in payments, comprising principal of $12,799 and interest of $17,201. In addition during the year ended June 30, 2004, the Company accepted a cash settlement of $175,000 as full and final payment on the balance of the note receivable from PIDV. Since an allowance for the total note was provided during the year ended June 30, 2003, the principal collections including the final settlement totaling $187,615 was recorded as a recovery of a bad debt during the year ended June 30, 2004. In addition during the year ended June 30, 2004, the Company sold 62,607 shares of PIDV common shares for approximately $.388 per share which totaled $24,268, resulting in a gain of $19,886.


During the years ended June 30, 2005 and 2004, the Company sold investments in real estate that resulted in gains of $353,636 and $24,414, respectively. These sales of real estate were accounted for as disposals of discontinued operations.

Effective May 31, 2005, the Company's 51.6% owned subsidiary National
Superstars, Inc. (NSS) completed a business combination with MSO Medical, Inc., whereby control of NSS was transferred to the controlling shareholders of MSO
Medical, Inc. Upon completion of the combination, NSS changed its name to MSO
Holdings, Inc. (MSO). In connection with this transaction, the Company received gross distributions from MSO of $190,047, resulting in a net gain to the Company of $72,205 during the year ended June 30, 2005. In addition, the Company has retained 55,100 common shares which amount to less than 1% of the outstanding common stock of MSO.

Other proceeds from the sale of securities for the year ended June 30, 2004 were $405 and resulted in a gain of $125.

(8)      Equipment and Furnishings
         -------------------------

Equipment and furnishings at June 30, 2005 are summarized as follows:

         Transportation equipment                 $ 15,000
         Furnishings condominium units              61,928
         Other equipment                             4,978
                                                  --------
                                                    81,906
         Accumulated depreciation                  (62,528)
                                                  --------
                                                  $ 19,378

(9)      Note Receivable
         ---------------

At June 30, 2005, the Company had a promissory note receivable from a non-affiliated individual with a principal balance of $104,242. This note bears interest at prime plus 2% with quarterly interest payments required and the total principal balance due on February 15, 2006. Since the Company intends to renew this note, the balance is considered a non-current asset. The note is collateralized by various assets including proceeds from a life insurance policy insuring the life of the borrower. The original note balance was $318,649 when the loan was made in 1999.

(10)    Investments in Mortgage Loans and Foreclosure Certificates of Purchase
        ----------------------------------------------------------------------

At June 30, 2005, the Company had the following investments in mortgage loans and foreclosure certificates of purchase:

                                                                Maturity   Interest
         Description                                Amount        Date       Rate
         -----------                              ----------    --------   -------
Mortgage Loans:
         3430 Cherry St, Denver, CO               $   24,160    04/30/11    7.0%
         426 S Old Ranch Rd, Arcadia, CA              32,504    06/30/10   10.0%
         3775 Elm St, Denver, CO                      19,265    06/30/11    7.0%
         3003 Eudora, Denver, CO                      36,747    06/30/11    7.0%
         7149 S Lincoln, Littleton, CO                21,881    06/30/11    7.5%
         1671 Xanthia, Denver, CO                     38,303    06/30/11    7.0%
                                                  ----------               ------
         Total                                    $  172,860
                                                                           ======
         Weighted Average Interest Rate                                     7.63%
                                                                           ======

Foreclosure Certificates of Purchase:
         14228 E 1st St #B06, Aurora, CO          $   66,871    08/29/05    6.75%
         4433 S Abilene Circle, Aurora, CO           252,781    09/29/05    6.0%
         7476 E Arkansas Ave, Denver, CO              62,532    08/22/05   10.0%
         18493 E Grand Ave, Aurora, CO               137,298    08/15/05    5.25%
         5250 S Huron Way #3-207, Littleton, CO       94,044    09/05/05    7.0%
         4405 S Kalispell Circle, Aurora, CO         129,607    08/29/05    6.75%
         5951 S Malta Way, Centennial, CO            168,722    09/05/05    7.5%


         19999 E Radcliff Ave, Centennial, CO        142,316    09/05/05    7.0%
         2400 S Rifle St, Aurora, CO                 157,274    08/01/05    7.0%
         14110 E Temple Dr #X02, Aurora, CO           89,031    09/05/05    7.875%
         14043 E Utah Circle, Aurora, CO              87,137    09/12/05    5.426%
                                                  ----------               ------
         Total                                    $1,387,613
                                                                           ======
         Weighted Average Interest Rate                                     6.76%
                                                                           ======

(11)    Real Estate Owned and Discontinued Operations
        ---------------------------------------------

At June 30, 2005, the Company has $1,062,486 invested in real estate, all of which are owned with individual deeds to the property, and is generally summarized as follows:

                                                     Year of
         Description                               Acquisition          Cost
         -----------                               -----------      -----------

         Two condominium units
           in Denver, Colorado                        2000          $   313,226

         Two single family residences
           in Corpus Christi, Texas                   2005              625,098

         Nine residential lots located in:
            Arkansas (6 lots)                         1996               16,000
            North Dakota (4 lots)                     1997                6,222
            Texas (1 lot)                             2005              101,940
                                                                    -----------
                                                                    $ 1,062,486
         Accumulated depreciation                                       (66,184)
                                                                    -----------
                                                                    $   996,302

During the year ended June 30, 2004, the Company sold two residential lots in Florida that had been acquired in 1996. The sales price of the lots was $11,900. Costs of these lots sold, including selling costs, totaled $3,918, resulting in a gain of $7,982. During the year ended June 30, 2004, the Company also acquired and sold a single family residence in Arapahoe County, Colorado. The sales price for this residence was $162,000. Cost of this residence including selling costs totaled $145,588, resulting in a gain of $16,432. The net loss from operations before income taxes related to the properties sold during the year ended June 30, 2004 was $14,637.

During the year ended June 30, 2005, the Company sold two residential lots in Texas for $58,500. These lots had been acquired in 2004. Costs of these lots sold, including selling costs, totaled $13,773, resulting in a gain of $44,727. Also during the year ended June 30, 2005, the Company sold its residential condominium unit in Los Angeles County, California for $589,000. This unit was acquired in 2001. Cost of this unit was $350,248 including selling costs. At the time of sale, there was $39,083 of accumulated depreciation. Sale of this unit resulted in a gain of $277,835. To facilitate an Internal Revenue Service Code
Section 1031 Exchange, the Company used an independent party (facilitator) to handle the transactions on the Company's behalf. The sales proceeds were held in trust by the facilitator and used for the purpose of acquiring the two single family residences and the residential lot all located in Corpus Christi, Texas. As a result of the Section 1031 exchange, the gains on the sale of the two Texas lots and the unit in California which totaled $322,562 are deferred for income tax purposes until the replacement properties are sold. A provision for deferred income taxes has been provided in the amount of $109,671 related to this transaction.

Also during the year ended June 30, 2005, the Company acquired and sold three residences in Arapahoe County, Colorado. Sales prices of these residences totaled $495,000. Costs of these residences including costs of sale totaled $463,926, resulting in gains from sales totaling $31,074.

The net loss from operations before income taxes related to the properties sold during the year ended June 30, 2005 was $103,817.

The Company accounts for disposals of real estate owned as discontinued operations.

--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                       AGE           POSITION

Michael Schumacher         56            President, Treasurer, Chief Financial
                                           Officer and Director

George Powell              80            Vice President, Secretary and Director

MICHAEL SCHUMACHER. Michael Schumacher has been President, Treasurer, Chief Financial Officer and a Director of the Company since inception. Mr. Schumacher was President and Chairman of the Board of PIDV, a public real estate company, until November 2002. Mr. Schumacher was from October 1996 until September 1999, a director, president and treasurer of Rocky Mountain Power Company, a public real estate company. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), an inactive public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., an inactive public company, from May 2000 until August 2001. Since January 2003, Mr. Schumacher has been Vice-President and a Director of Federal Mortgage Corporation of Puerto Rico (Federal), which was an inactive public company until March 31, 2005. Effective March 31, 2005, Federal acquired 100% ownership of Pride Lending, Inc. from a related party. Pride Lending, Inc. principally invests in mortgage loans. He was also, from June 2003 to May 31, 2005, a Vice-President and Director of National Superstars, Inc, an inactive public company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. Since January 2005, he has been President, Treasurer, Chief Financial Officer and a Director of Marwich II, Ltd., an inactive public company. Also since January 2005, he has been President, Treasurer, CFO and a director of Springfield Financial, Inc., an inactive public company. Since March 2005, he has been Secretary, Treasurer and a director of American Telstar, Inc., an inactive public company. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher is and has been for more than five years, the President, CEO, CFO and a director of Birch Branch, Inc., a public real estate company. Mr. Schumacher is and has been for more than 20 years, a Director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

GEORGE A. POWELL. George A. Powell has been Secretary, Vice-President and a Director of the Company since inception. Mr. Powell was from October 1996 until September 1999, a director, secretary and vice-president of Rocky Mountain Power Co., a public real estate company. Mr. Powell was previously, until November 12, 2002, a director, secretary and vice-president of Prime Rate Income & Dividend Enterprises, Inc. (PIDV), a public real estate company. . Since December 2004, he has been Vice-President and Secretary of Springfield Financial, Inc., an inactive public company. Since January 2005, he has been secretary and a director of Marwich II, Ltd., an inactive public company. Mr. Powell is and has been for more than five years, the vice-president, secretary and a director of Birch Branch, Inc., a public real estate company. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

SIGNIFICANT EMPLOYEES

The Company has no employees other than Michael L. Schumacher, its President, and George A. Powell, its Vice President. Michael L. Schumacher and George A. Powell devote approximately 35% and 5%, respectively, of their time to the Company's business. Secretarial and bookkeeping services are performed by independent contract persons.


ITEM 10. DIRECTOR AND EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

Mr. Schumacher's compensation for the years ended June 30, 2005 and 2004 was $148,095 and $100,456, respectively. Mr. Powell received compensation of $2,000 and $1,000, respectively, in the years ended June 30, 2005 and 2004. There was no other compensation paid to any officer of PRIDE.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2005.

                                      Annual Compensation                 Long-Term Compensation
                                      -------------------            -------------------------------

                                                                     Awards                  Payouts
                                                                     ------                  -------
                                                           Other
                                                           Annual    Restricted
                             Year                          Compen-     Stock      Options/
                             Ended                         sation     Award(s)      SARs      LTIP
Name & Principal Position   June 30   Salary($)/Bonus($)    (%)         (#)         ($)      Payouts
-------------------------   -------   ------------------   ------    ----------   --------   -------
Michael L. Schumacher         2003        $ 43,149          $ -         $ -          -         $ -
Michael L. Schumacher         2004        $100,456          $ -         $ -          -         $ -
Michael L. Schumacher         2005        $148,095          $ -         $ -          -         $ -


No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of September 30, 2005 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                             NUMBER OF         PERCENTAGE
                                            SHARES OWNED        OF SHARES
                                           OR CONTROLLED          OWNED

Michael Schumacher (1)                        693,054             53.8%
President, Treasurer, Chief
Financial Officer & Director
2525 Fifteenth Street Suite 3H
Denver, Colorado 80211

Harold L. Morris (2)                          364,059             28.3%
4 Harbor Pointe
Corona del Mar, CA 92625

George A Powell                                   670               .1%
Vice President, Secretary &
Director
7209 S. Garland Court
Littleton, CO 80128

All Officers and Directors as a Group         693,724             53.9%
(2 persons)

SECURITY OWNERSHIP OF MANAGEMENT

NAME AND ADDRESS                             NUMBER OF         PERCENTAGE
                                            SHARES OWNED        OF SHARES
                                           OR CONTROLLED          OWNED

Michael Schumacher (1)                        693,054              53.8%
President, Treasurer, Chief
Financial Officer & Director
2525 Fifteenth Street Suite 3H
Denver, Colorado 80211

George A Powell                                  670                .1%
Vice President, Secretary &
Director
7209 S. Garland Court
Littleton, CO 80128

Total                                         693,724             53.9%

(1) Michael L. Schumacher owns 7,264 shares individually. In addition, Mr. Schumacher, President and Director of PRIDE is the sole beneficiary of the Schumacher & Associates, Inc. Money Purchase Plan & Trust (Schumacher Plan), which owns 681,368 shares of PRIDE. Shares owned by the Schumacher Plan are considered to be beneficially owned by Mr. Schumacher. Mr. Schumacher's beneficial ownership also includes the following shares owned by certain relatives of Mr. Schumacher:

Owner                          Relationship              Number of Shares

Jada Schumacher                Daughter                       1,024
Spencer Schumacher             Son                            1,024
Quinn Schumacher               Son                            1,204
Ralph and Alma Schumacher      Parents                          366
Roberta and Timothy Weiss      Sister and her spouse            328
Constance and Gary Novak       Sister and her spouse            328
Cynthia Rubinson               Sister                           328
                                                              -----

Total                                                         4,422
                                                              -----

(2) Harold L. Morris individually owns 132,680 shares of PRIDE. In addition, Harold L. Morris and his spouse, Connie Morris are the sole beneficiaries of the Harold L. Morris Profit Sharing Plan, which owns 168,395 shares of PRIDE. Applegates Landing I, a Harold L. Morris family partnership, owns 48,598 shares. Mr. Morris' beneficial ownership also includes the following shares owned by certain relatives:

Owner                          Relationship              Number of Shares

Debra L. Morris                Daughter                       9,592
Gary A. Morris                 Brother                        4,794
                                                              -----

Total                                                        14,386
                                                             ------

Under the SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options if those options are exercisable within 60 days of this filing. We calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The Company owns two attached residential/commercial condominium units in Denver, Colorado and until April 2005, owned one residential unit in Los Angeles County, California. The Company acquired these units principally for investment purposes. In addition to the investment purposes, the Company uses the Denver and California units for the Company's offices and as temporary living accommodations primarily for the benefit of the Company for company personnel, professionals and independent contractors that perform services for the Company. One of the Denver units is also used as the part time office of the Company's President's accounting business. The Company's President paid the Company $1,500 per month for the personal use of the California unit, and $500 per month for the use of the Denver units as an office for his accounting business. The Company's President resided in the California unit and the Denver units on the average, less than one week per month at each of the two locations and during the periods of residence, used the units as office facilities for his business.

As of June 30, 2005, the Company had accrued compensation payable to its President of $126,400. The accrued compensation payable had no written payment terms and was uncollateralized.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements are contained in Item 7.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) Exhibits.

* 3.1 Articles of Incorporation
* 3.2 Bylaws of the Company

* These documents are rendered as previously filed and incorporated by reference to the Company's previous filings with the Securities and Exchange Commission.


31.1   Certification of Chief Executive        Filed herewith
       Officer and Chief Financial             electronically
       Officer pursuant to Section 302
       of the Sarbanes-Oxley Act of 2002

31.2   Certification of Vice President         Filed herewith
       pursuant to Section 302 of  the         electronically
       Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive        Filed herewith
       Officer and Chief Financial             electronically
       Officer pursuant to 18 U.S.C.
       Section 1350

32.2   Certification of Vice President         Filed herewith
       pursuant to 18 U.S.C.                   electronically
       Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pride, Inc.

Date: October 12, 2005

By:


 /s/ Michael Schumacher
-------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial Officer and Director



By:


  /s/ George A. Powell
-------------------------------------------
George A. Powell
Vice-President, Secretary and Director