Form 10QSB
period 2005-09-30
PRIDE, INC.
filed 2005-11-22
CIK 1302548

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2005


                        Commission File Number: 000-50935


                    Pride, Inc. and Consolidated Subsidiaries
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                        94-3405810
-------------------------------                ---------------------------------
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

                               Yes X      No___


As of November 21, 2005, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes___    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.     Financial Information

      Item I.  Financial Statements

               Consolidated Balance Sheet as of September 30,
                 2005(unaudited) and June 30, 2005                          3

               Consolidated Statements of Operations, Three
                 Months Ended September 30, 2005 and 2004
                 (unaudited)                                                4

               Consolidated Statements of Cash Flows, Three
                 Months Ended September 30, 2005 and 2004
                 (unaudited)                                                5

               Notes to Consolidated Financial Statements                   6

      Item 2.  Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                                 7

Part II.    Other Information                                               9

Signatures                                                                 10

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    September 30,    June 30,
                                                        2005           2005
                                                     (Unaudited)   (See Note 1)
                                                    ------------   ------------
Current Assets
 Cash                                               $    396,250   $    251,754
 Mortgage notes receivable, current portion               20,527         27,148
 Investment in certificates of purchase                1,080,673      1,387,613
 Marketable equity securities                             71,630         27,550
 Other                                                     3,230         17,899
                                                    ------------   ------------
Total Current Assets                                   1,572,310      1,711,964

Real estate, net of accumulated depreciation
 of $73,578 and $66,184 at September 30, 2005
 and June 30, 2005                                     1,067,004        996,302
Equipment and furnishings, net of accumulated
 depreciation of $65,734 and $62,528 at
 September 30, 2005 and June 30, 2005                     16,172         19,378
Mortgage notes receivable, net of current portion        116,358        145,712
Note receivable                                          103,137        104,242
                                                    ------------   ------------
Total Assets                                        $  2,874,981   $  2,977,598
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                           --           13,498
 Officer's compensation payable                             --          126,400
 Deferred taxes payable, current                             984            934
 Accrued expenses                                         23,244         16,348
                                                    ------------   ------------
  Total Current Liabilities                               24,228        157,180

Deferred taxes payable, net of current portion           122,176        110,347
                                                    ------------   ------------
Total Liabilities                                        146,404        267,527
                                                    ------------   ------------
Stockholders' Equity:
 Preferred Stock, no par value, 1,000,000
  shares authorized, none issued and outstanding            --             --
 Common Stock, no par value, 200,000,000
  shares authorized, 1,287,393 shares issued
  and outstanding                                      1,986,104      1,986,104
 Unrealized appreciation, marketable equity
  securities                                              43,694         16,805
 Retained earnings                                       698,779        707,162
                                                    ------------   ------------
Total Stockholders' Equity                             2,728,577      2,710,071
                                                    ------------   ------------
Total Liabilities and Stockholders' Equity          $  2,874,981   $  2,977,598
                                                    ============   ============


The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended
                                           September 30,    September 30,
                                                2005             2004
                                           -------------    -------------

Revenues
 Rent income, related party                $       1,500    $       1,500
 Interest income                                  26,601           22,481
                                           -------------    -------------
                                                  28,101           23,981
                                           -------------    -------------
Expenses
 Depreciation                                     10,600            4,170
 Professional fees                                18,430           20,348
 Other                                            12,766            4,156
                                           -------------    -------------
                                                  41,796           28,674
                                           -------------    -------------
Income (loss) from continuing operations         (13,695)          (4,693)

Discontinued operations:
 Loss on discontinued operations                    --               (417)
                                           -------------    -------------
Net Income (Loss) before Provision for
 Income Taxes                                    (13,695)          (5,110)
                                           -------------    -------------
Provision (benefit) for income taxes:
Deferred                                          (5,312)            --
                                           -------------    -------------
                                                  (5,312)            --
                                           -------------    -------------
Net Income (Loss)                          $      (8,383)   $      (5,110)
                                           -------------    -------------
Per Share                                  $        (.01)   $         Nil
                                           =============    =============
Weighted Average Number of Shares
 Outstanding                                   1,287,393        1,287,393
                                           =============    =============



The accompanying notes are an integral part of the financial statements.


                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                   September 30,    September 30,
                                                        2005             2004
                                                   -------------    -------------
Cash Flows from (Used in):
 Operating Activities of Continuing Operations:
  Net (loss)                                       $      (8,383)   $      (5,110)
  Less:  (Loss) from discontinued operations                --               (417)
                                                   -------------    -------------
 Net (Loss) from Continuing Operations                    (8,383)          (4,693)

 Adjustments to reconcile net (loss) from
  continuing operations to net cash from
  operating activities of continuing operations:
    Depreciation                                          10,600            4,170
   (Increase) decrease in:
     A/R - related party                                    --             (6,000)
   Increase (decrease) in:
     Income tax payable                                     --            (19,239)
     Deferred tax payable                                 (5,312)            --
     Accounts payable and accrued expenses                (6,602)           5,352
     Officer's compensation payable                     (126,400)        (104,510)
   Other                                                  14,669           (5,683)
                                                   -------------    -------------
Net Cash (Used in) Operating Activities of
 Continuing Operations                                  (121,428)        (130,603)
                                                   -------------    -------------
Cash Flows from (used in):
 Investing Activities of Continuing Operations:
 (Investment) in real estate and equipment               (78,096)            --
 (Investment) in certificates of purchase               (707,946)      (1,065,769)
 Collection of note receivable                             1,105             --
 Redemption of certificates of purchase                1,014,886        1,006,747
 Collection of mortgage notes receivable                  35,975          193,547
                                                   -------------    -------------
Net Cash Provided by Investing Activities
 of Continuing Operations                                265,924          134,525
                                                   -------------    -------------
Cash Flows from Financing Activities of
 Continuing Operations                                      --               --
                                                   -------------    -------------
Discontinued Operations:
Net Cash Provided by Discontinued Operations                --              4,344
                                                   -------------    -------------
Net Cash Provided by Discontinued Operations                --              4,344
                                                   -------------    -------------
Increase in Cash                                         144,496            8,266

Cash, Beginning of Period                                251,754          475,669
                                                   -------------    -------------
Cash, End of Period                                $     396,250    $     483,935
                                                   =============    =============
Interest Paid                                      $        --      $        --
                                                   =============    =============
Income Taxes Paid                                  $        --      $        --
                                                   =============    =============

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of September 30, 2005, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2005 and 2004, have been prepared by Pride, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending September 30, 2005 are not necessarily indicative of results expected for the full year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2005 audited financial statements and the accompanying notes included in the Company's Report on Form 10-SB, filed with the Securities and Exchange Commission.

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

Effective September 30, 2005, Pride Holdings, Inc. contributed 100% ownership of Pride Lending, Inc. to Federal Mortgage Corporation of Puerto Rico, Inc. (FM) for additional stock. Prior to the contribution, Pride Holdings, Inc. owned 90% of FM and after the contribution Pride Holdings, Inc. owned 98%.

The Company is principally in the investment business. The Company principally invests in real estate, real estate mortgage loans and foreclosure certificates of purchase.

Results of Operations

Revenue for the three month period ended September 30, 2005 was $28,101 as compared to $23,981 for the three month period ended September 30, 2004, an increase of $4,120. Interest income amounted to $26,601 for the three month period ended September 30, 2005 as compared to $22,481 for the three month period ended September 30, 2004, an increase of $4,120. This increase resulted from the Company's increased yield on real estate certificates of purchase.

Operating expenses for the three month period ended September 30, 2005 amounted to $41,796 as compared to $28,674 for the three month period ended September 30, 2004, an increase of $13,122. Professional fees amounted to $18,430 for the three month period ended September 30, 2005 as compared to $20,348, a decrease of $1,918. Other expenses increased by $8,610, and were related to costs incurred on recently acquired properties.

Net loss for the three month period ended September 30, 2005 amounted to ($8,383) as compared to ($5,110) during the three month period ended September 30, 2004, a decrease of $3,273.

Liquidity and Capital Resources

Working capital was $1,548,082 at September 30, 2005 as compared to $1,554,784 at June 30, 2005. The Company's stockholders' equity was $2,728,577 at September 30, 2005 as compared to $2,710,071 at June 30, 2005. The increase in stockholders' equity related to an increase of $26,889 in appreciation of marketable securities less a loss of ($8,383) for the three months ended September 30, 2005. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also, the values and rental rates on the Company's real estate could be affected by future inflation, if any.

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

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pride, Inc.



/s/ Michael Schumacher
-----------------------------------------------------------------
Michael Schumacher, President, Treasurer, Chief Executive Officer
 Chief Financial Officer and Director


Date:  November 21, 2005



/s/ George A. Powell
-----------------------------------------------------------------
George A. Powell, Vice-President, Secretary and Director

Date:  November 21, 2005