Form 10QSB
period 2005-12-31
PRIDE, INC.
filed 2006-02-21
CIK 1302548

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2005


                        Commission File Number: 000-50935


                    Pride, Inc. and Consolidated Subsidiaries
        -----------------------------------------------------------------
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

                            Yes X             No
                               ---              ---

As of February 20, 2005, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information

         Item I.  Financial Statements

                  Consolidated Balance Sheet as of December 31,
                    2005(unaudited) and June 30, 2005                        3

                  Consolidated Statements of Operations, Three
                    Months Ended December 31, 2005 and 2004
                    (unaudited)                                              4

                  Consolidated Statements of Operations, Six
                    Months Ended December 31, 2005 and 2004
                    (unaudited)                                              5

                  Consolidated Statements of Cash Flows, Six
                    Months Ended December 31, 2005 and 2004
                    (unaudited)                                              6

                  Notes to Consolidated Financial Statements                 7

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              8

Part II.  Other Information                                                10

Signatures                                                                 11

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    December 31,    June 30,
                                                        2005          2005
                                                    (Unaudited)   (See Note 1)
                                                    -----------   -----------
Current Assets
 Cash                                               $   405,353   $   251,754
 Mortgage notes receivable, current portion              20,853        27,148
 Investment in certificates of purchase                 972,350     1,387,613
 Marketable equity securities                            32,160        27,550
 Other                                                    3,915        17,899
                                                    -----------   -----------
Total Current Assets                                  1,434,631     1,711,964

Real estate, net of accumulated depreciation
 of $80,971 and $66,184 at December 31, 2005
 and June 30, 2005                                    1,158,606       996,302
Equipment and furnishings, net of accumulated
 depreciation of $53,481 and $62,528 at
 December 31, 2005 and June 30, 2005                     23,710        19,378
Mortgage notes receivable, net of current portion       120,322       145,712
Note receivable                                          91,994       104,242
                                                    -----------   -----------
Total Assets                                        $ 2,829,263   $ 2,977,598
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                        20,446        13,498
 Officer's compensation payable                            --         126,400
 Deferred taxes payable, current                          1,034           934
 Accrued expenses                                        12,682        16,348
                                                    -----------   -----------
  Total Current Liabilities                              34,162       157,180

Deferred taxes payable, net of current portion          101,976       110,347
                                                    -----------   -----------
Total Liabilities                                       136,138       267,527
                                                    -----------   -----------
Stockholders' Equity:
 Preferred Stock, no par value, 1,000,000
  shares authorized, none issued and outstanding           --            --
 Common Stock, no par value, 200,000,000
  shares authorized, 1,287,393 shares issued
  and outstanding                                     1,986,104     1,986,104
 Unrealized appreciation, marketable equity
  securities                                             18,857        16,805
 Retained earnings                                      688,164       707,162
                                                    -----------   -----------
Total Stockholders' Equity                            2,693,125     2,710,071
                                                    -----------   -----------
Total Liabilities and Stockholders' Equity          $ 2,829,263   $ 2,977,598
                                                    ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                               December 31,    December 31,
                                                   2005            2004
                                               ------------    ------------
Revenues
 Rent income, related party                    $      1,500    $      1,500
 Interest income                                     18,307          40,450
 Gain on sale of stock                                1,428            --
                                               ------------    ------------
                                                     21,235          41,950
                                               ------------    ------------
Expenses
 Depreciation                                        10,140           4,170
 Officer's compensation                                --               536
 Professional fees                                   17,921          27,072
 Property taxes                                      14,577           1,039
 Other                                                7,237           4,941
                                               ------------    ------------
                                                     49,875          37,758
                                               ------------    ------------
Income (loss) from continuing operations            (28,640)          4,192

Discontinued operations:
 Loss on discontinued operations                       --            (1,473)
 Gain on sales of discontinued operations            12,507           4,506
                                               ------------    ------------
Net Income (Loss) before Provision for
 Income Taxes                                       (16,133)          7,225
                                               ------------    ------------
Provision (benefit) for income taxes:
 Current                                             (2,985)            304
 Deferred                                              --              --
                                               ------------    ------------
                                                     (2,985)            304
                                               ------------    ------------
Net Income (Loss)                              $    (13,148)   $      6,921
                                               ------------    ------------
Per Share                                      $       (.01)   $        .01
                                               ============    ============
Weighted Average Number of Shares
 Outstanding                                      1,287,393       1,287,393
                                               ============    ============



The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Six Months Ended
                                            December 31,    December 31,
                                                2005            2004
                                            ------------    ------------
Revenues
 Rent income, related party                 $      3,000    $      3,000
 Interest income                                  44,908          62,931
 Gain on sale of stock                             1,428            --
                                            ------------    ------------
                                                  49,336          65,931
                                            ------------    ------------
Expenses
 Depreciation                                     20,740           8,340
 Officer's compensation                             --               536
 Professional fees                                36,351          47,420
 Property taxes                                   20,206           7,562
 Other                                            14,374           3,107
                                            ------------    ------------
                                                  91,671          66,965
                                            ------------    ------------
Income (loss) from continuing operations         (42,335)         (1,034)

Discontinued operations:
 Loss on discontinued operations                    --            (1,348)
 Gain on sales of discontinued operations         12,507           4,497
                                            ------------    ------------
Net Income (Loss) before Provision for
 Income Taxes                                    (29,828)          2,115
                                            ------------    ------------
Provision (benefit) for income taxes:
 Current                                          (5,518)            304
 Deferred                                         (5,312)           --
                                            ------------    ------------
                                                 (10,830)            304
                                            ------------    ------------
Net Income (Loss)                           $    (18,998)   $      1,811
                                            ------------    ------------
Per Share                                   $       (.01)   $        Nil
                                            ============    ============
Weighted Average Number of Shares
 Outstanding                                   1,287,393       1,287,393
                                            ============    ============




The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------
Cash Flows from (Used in):
 Operating Activities of Continuing Operations:
  Net income (loss)                                $    (18,998)   $      1,811
  Less:  Income from discontinued
   operations                                            12,507           3,149
                                                   ------------    ------------
 Net (Loss) from Continuing Operations                  (31,505)         (1,338)

 Adjustments to reconcile net (loss) from
  continuing operations to net cash from
  operating activities of continuing operations:
    Depreciation                                         20,740           8,340
   Increase (decrease) in:
     Income tax payable                                    --           (18,935)
     Deferred tax payable                               (10,830)           --
     Accounts payable and accrued expenses                3,282         (19,187)
     Officer's compensation payable                    (126,400)       (103,815)
   Other                                                 13,985           4,497
                                                   ------------    ------------
Net Cash (Used in) Operating Activities of
 Continuing Operations                                 (130,728)       (130,438)
                                                   ------------    ------------
Cash Flows from (used in):
 Investing Activities of Continuing Operations:
 (Investment) in real estate and equipment             (187,376)           --
 (Investment) in certificates of purchase            (1,959,587)     (2,822,305)
 (Investment) in mortgage notes receivable              (11,700)           --
 Collection of note receivable                           12,248           6,435
 Redemption of certificates of purchase               1,897,714       2,059,849
 Collection of mortgage notes receivable                 43,385         217,477
                                                   ------------    ------------
Net Cash (Used in) Investing Activities of
 Continuing Operations                                 (205,316)       (538,544)
                                                   ------------    ------------
Cash Flows from Financing Activities of
 Continuing Operations                                     --              --
                                                   ------------    ------------
Discontinued Operations:
Net Cash Provided by Discontinued Operations            489,643         308,173
                                                   ------------    ------------
Net Cash Provided by Discontinued Operations            489,643         308,173
                                                   ------------    ------------
Increase (decrease) in Cash                             153,599        (360,809)

Cash, Beginning of Period                               251,754         475,669
                                                   ------------    ------------
Cash, End of Period                                $    405,353    $    114,860
                                                   ============    ============
Interest Paid                                      $       --      $       --
                                                   ============    ============
Income Taxes Paid                                  $       --      $       --
                                                   ============    ============

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of December 31, 2005, the statements of operations and the statements of cash flows for the three month and six month periods ended December 31, 2005 and 2004, have been prepared by Pride, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine month periods ending December 31, 2005 are not necessarily indicative of results expected for the full year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2005 and for all periods presented, have been made.

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

Results of Operations for the Three Months Ended December 31, 2005 and 2004
---------------------------------------------------------------------------

Revenue for the three month period ended December 31, 2005 was $21,235 as compared to $41,950 for the three month period ended December 31, 2004, a decrease of $20,715. Interest income amounted to $18,307 for the three month period ended December 31, 2005 as compared to $40,450 for the three month period ended December 31, 2004, a decrease of $22,143. This decrease resulted from fewer investments in certificates of purchase and notes receivable.

Operating expenses for the three month period ended December 31, 2005 amounted to $49,875 as compared to $37,758 for the three month period ended December 31, 2004, an increase of $12,117. Depreciation increased from $4,170 at December 31, 2004 to $10,140 at December, 31, 2005, an increase of $5,970 due to increased investments in real estate. Professional fees amounted to $17,921 for the three month period ended December 31, 2005 as compared to $27,072, a decrease of $9,151. Other expenses increased by $15,298, and were related to costs incurred on recently acquired properties.

During the three months ended December 31, 2005 and 2004, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a gain from discontinued operations of $12,507 during the three months ended December 31, 2005 as compared to a gain from discontinued operations of $3,033 during the three months ended December 31, 2004, an increase of $9,474.

Net loss for the three month period ended December 31, 2005 amounted to ($16,133) as compared to a net income of $6,921 during the three month period ended December 31, 2004, a decrease of $23,054.

Results of Operations for the Six Months Ended December 31, 2005 and 2004
-------------------------------------------------------------------------

Revenue for the six month period ended December 31, 2005 was $49,336 as compared to $65,931 for the six month period ended December 31, 2004, a decrease of $16,595. Interest income amounted to $44,908 for the six month period ended December 31, 2005 as compared to $62,931 for the six month period ended December 31, 2004, a decrease of $18,023. This decrease resulted from fewer investments in certificates of purchase and notes receivable.

Operating expenses for the six month period ended December 31, 2005 amounted to $91,671 as compared to $66,965 for the six month period ended December 31, 2004, an increase of $24,706. Depreciation increased from $8,340 at December 31, 2004 to $20,740 at December, 31, 2005, an increase of $12,400 due to increased investments in real estate. Professional fees amounted to $36,351 for the six month period ended December 31, 2005 as compared to $47,420, a decrease of $11,069. Other expenses increased by $23,375, and were related to costs incurred on recently acquired properties.

During the six months ended December 31, 2005 and 2004, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a gain from discontinued operations of $12,507 during the six months ended December 31, 2005 as compared to a gain from discontinued operations of $3,149 during the six months ended December 31, 2004, an increase of $9,358.

Net loss for the six month period ended December 31, 2005 amounted to ($18,998) as compared to a net income of $1,811 during the six month period ended December 31, 2004, a decrease of $20,809.

Liquidity and Capital Resources
-------------------------------

Working capital was $1,400,469 at December 31, 2005 as compared to $1,554,784 at June 30, 2005. The Company's stockholders' equity was $2,693,125 at December 31, 2005 as compared to $2,710,071 at June 30, 2005. The decrease in stockholders' equity related to an increase of $2,052 in appreciation of marketable securities less a loss of ($18,998) for the six months ended December 31, 2005. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also, the values and rental rates on the Company's real estate could be affected by future inflation, if any.

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


Date:  February 20, 2006


 /s/ George A. Powell
-----------------------------------------------------------------
George A. Powell, Vice-President, Secretary and Director

Date:  February 20, 2006