Form 10QSB
period 2006-03-31
PRIDE, INC.
filed 2006-05-22
CIK 1302548

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2006


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


                 2525 Fifteenth Street, Ste 3H, Denver, CO 80211
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (303) 480-5037
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of May 20, 2006, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

         Item I.  Financial Statements

                   Consolidated Balance Sheet as of March 31,
                     2006(unaudited) and June 30, 2005                       3

                   Consolidated Statements of Operations, Three
                     Months Ended March 31, 2006 and 2005
                    (unaudited)                                              4

                   Consolidated Statements of Operations, Nine
                     Months Ended March 31, 2006 and 2005
                     (unaudited)                                             5

                   Consolidated Statements of Cash Flows, Nine
                     Months Ended March 31, 2006 and 2005
                     (unaudited)                                             6

                   Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                               8

Part II.  Other Information                                                 10

Signatures                                                                  11

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                     March 31,    June 30,
                                                       2006         2005
                                                   (Unaudited)  (See Note 1)
                                                    ----------   ----------
Current Assets
 Cash                                               $  605,719   $  251,754
 Mortgage notes receivable, current portion             23,086       27,148
 Investment in certificates of purchase                   --      1,387,613
 Marketable equity securities                           15,544       27,550
 Other                                                   5,458       17,899
                                                    ----------   ----------
Total Current Assets                                   649,807    1,711,964

Real estate, net of accumulated depreciation
 of $88,365 and $66,184 at March 31, 2006
 and June 30, 2005                                   1,926,447      996,302
Equipment and furnishings, net of accumulated
 depreciation of $56,356 and $62,528 at
 March 31, 2006 and June 30, 2005                       24,068       19,378
Mortgage notes receivable, net of current portion      102,698      145,712
Note receivable                                         91,994      104,242
                                                    ----------   ----------
Total Assets                                        $2,795,014   $2,977,598
                                                    ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                        3,216       13,498
 Accounts payable, related party                        28,534         --
 Officer's compensation payable                           --        126,400
 Deferred taxes payable, current                         1,084          934
 Accrued expenses                                       24,746       16,348
                                                    ----------   ----------
  Total Current Liabilities                             57,580      157,180

Deferred taxes payable, net of current portion          94,155      110,347
                                                    ----------   ----------
Total Liabilities                                      151,735      267,527
                                                    ----------   ----------
Stockholders' Equity:
 Preferred Stock, no par value, 1,000,000
  shares authorized, none issued and outstanding          --           --
 Common Stock, no par value, 200,000,000
  shares authorized, 1,287,393 shares issued
  and outstanding                                    1,986,104    1,986,104
 Unrealized appreciation, marketable equity
  securities                                             8,721       16,805
 Retained earnings                                     648,454      707,162
                                                    ----------   ----------
Total Stockholders' Equity                           2,643,279    2,710,071
                                                    ----------   ----------
Total Liabilities and Stockholders' Equity          $2,795,014   $2,977,598
                                                    ==========   ==========

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                             March 31,      March 31,
                                               2006           2005
                                           -----------    -----------

Revenues
 Rent income, related party                $     2,966    $     6,000
 Interest income                                 8,594         27,185
                                           -----------    -----------
                                                11,560         33,185
                                           -----------    -----------
Expenses
 Depreciation                                   10,268          9,299
 Officer's compensation                           --            7,282
 Professional fees                              16,285         10,564
 Property taxes                                  6,594          1,863
 Other                                          19,413          9,396
                                           -----------    -----------
                                                52,560         38,404
                                           -----------    -----------
(Loss) from continuing operations              (41,000)        (5,219)

Discontinued operations:
 Gain on sale of discontinued operations          --           26,577
                                           -----------    -----------
Net Income (Loss) before Provision for
 Income Taxes                                  (41,000)        21,358
                                           -----------    -----------
Provision (Benefit) for income taxes:
 Current                                           221          4,136
 Deferred                                       (1,511)          --
                                           -----------    -----------
                                                (1,290)         4,136
                                           -----------    -----------
Net Income (Loss)                          $   (39,710)   $    17,222
                                           -----------    -----------
Per Share                                  $      (.03)   $       .01
                                           ===========    ===========
Weighted Average Number of Shares
 Outstanding                                 1,287,393      1,287,393
                                           ===========    ===========








The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Nine Months Ended
                                             March 31,      March 31,
                                               2006           2005
                                           -----------    -----------

Revenues
 Rent income, related party                $     5,966    $    18,000
 Interest income                                53,502         90,116
 Gain on sale of stock                           1,428           --
                                           -----------    -----------
                                                60,896        108,116
                                           -----------    -----------
Expenses
 Depreciation                                   31,008         27,160
 Officer's compensation                           --            7,818
 Professional fees                              52,636         57,984
 Property taxes                                 26,800          9,425
 Other                                          33,787         17,505
                                           -----------    -----------
                                               144,231        119,892
                                           -----------    -----------
(Loss) from continuing operations              (83,335)       (11,776)

Discontinued operations:
 Loss on discontinued operations                  --            4,175
 Gain on sale of discontinued operations        12,507         31,074
                                           -----------    -----------
Net Income (Loss) before Provision for
 Income Taxes                                  (70,828)        23,473
                                           -----------    -----------
Provision (benefit) for income taxes:
 Current                                        (5,297)         4,440
 Deferred                                       (6,823)          --
                                           -----------    -----------
                                               (12,120)         4,440
                                           -----------    -----------
Net Income (Loss)                          $   (58,708)        19,033
                                           -----------    -----------
Per Share                                  $      (.05)   $       .02
                                           ===========    ===========
Weighted Average Number of Shares
 Outstanding                                 1,287,393      1,287,393
                                           ===========    ===========








The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                    March 31,      March 31,
                                                      2006           2005
                                                  -----------    -----------
Cash Flows from (Used in):
 Operating Activities of Continuing Operations:
  Net income (loss)                               $   (58,708)   $    19,033
  Less:  Income from discontinued operations           12,507         35,249
                                                  -----------    -----------
 Net (Loss) from Continuing Operations                (71,215)       (16,216)

 Adjustments to reconcile net (loss) from
  continuing operations to net cash from
  operating activities of continuing operations
    Depreciation                                       31,008         27,160
   Increase (decrease) in:
     Income tax payable                                  --          (14,799)
     Deferred tax payable                             (12,120)          --
     Accounts payable and accrued expenses             26,650         (7,647)
     Officer's compensation payable                  (126,400)       (96,692)
     Deferred income                                     --           50,000
   Other                                               (5,818)       (22,746)
                                                  -----------    -----------
Net Cash (Used in) Operating Activities
 of Continuing Operations                            (157,895)       (80,940)
                                                  -----------    -----------
Cash Flows from (Used in):
 Investing Activities of Continuing Operations:
  (Investment) in real estate and equipment          (419,567)      (406,600)
  (Investment) in certificates of purchase         (1,959,587)    (3,811,235)
  (Investment) in mortgage notes receivable              --             --
  Collection of note receivable                        43,014         33,043
  Redemption of certificates of purchase            2,311,281      3,831,314
  Collection of mortgage notes receivable              47,076        322,888
                                                  -----------    -----------
Net Cash Provided by (Used in) Investing
 Activities of Continuing Operations                   22,217        (30,590)
                                                  -----------    -----------
Cash Flows from Financing Activities of
 Continuing Operations                                   --             --
                                                  -----------    -----------
Discontinued Operations:
 Net Cash Provided by Discontinued Operations         489,643         35,249
                                                  -----------    -----------
Net Cash Provided by Discontinued Operations          489,643         35,249

Increase (decrease) in Cash                           353,965        (76,281)

Cash, Beginning of Period                             251,754        475,669
                                                  -----------    -----------
Cash, End of Period                               $   605,719    $   399,388
                                                  ===========    ===========
Interest Paid                                     $      --      $      --
                                                  ===========    ===========
Income Taxes Paid                                 $      --      $      --
                                                  ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of March 31, 2006, the statements of operations and the statements of cash flows for the three month and nine month periods ended March 31, 2006 and 2005, have been prepared by Pride, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending March 31, 2006 are not necessarily indicative of results expected for the full year ending June 30, 2006. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006 and for all periods presented, have been made.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 and 2005
------------------------------------------------------------------------

Revenue for the three month period ended March 31, 2006 was $11,560 as compared to $33,185 for the three month period ended March 31, 2005, a decrease of $21,625. Interest income amounted to $8,594 for the three month period ended March 31, 2006 as compared to $27,185 for the three month period ended March 31, 2005, a decrease of $18,591. This decrease resulted from fewer investments in certificates of purchase and notes receivable.

Operating expenses for the three month period ended March 31, 2006 amounted to $52,560 as compared to $38,404 for the three month period ended March 31, 2005, an increase of $14,156. Depreciation increased from $9,299 at March 31, 2005 to $10,268 at March 31, 2006, an increase of $969. Professional fees amounted to $16,285 for the three month period ended March 31, 2006 as compared to $10,564, an increase of $5,721. Other expenses increased by $14,748, and were related to costs incurred on recently acquired properties.

During the three months ended March 31, 2005, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a gain from discontinued operations of $26,577 during the three months ended March 31, 2005. There were no similar sales for the three months ended March 31, 2006.

Net loss for the three month period ended March 31, 2006 amounted to ($39,710) as compared to a net income of $17,222 during the three month period ended March 31, 2005, a decrease of $56,932.

Results of Operations for the Nine Months Ended March 31, 2006 and 2005
-----------------------------------------------------------------------

Revenue for the nine month period ended March 31, 2006 was $60,896 as compared to $108,116 for the nine month period ended March 31, 2005, a decrease of $47,220. Interest income amounted to $53,502 for the nine month period ended March 31, 2006 as compared to $90,116 for the nine month period ended March 31, 2005, a decrease of $36,614. This decrease resulted from fewer investments in certificates of purchase and notes receivable.

Operating expenses for the nine month period ended March 31, 2006 amounted to $144,231 as compared to $119,892 for the nine month period ended March 31, 2005, an increase of $24,339. Depreciation increased from $27,160 at March 31, 2005 to $31,008 at December, 31, 2005, an increase of $3,848 due to increased investments in real estate. Professional fees amounted to $52,636 for the nine month period ended March 31, 2006 as compared to $57,984, a decrease of $5,348. Other expenses increased by $33,657, and were related to costs incurred on recently acquired properties.

During the nine months ended March 31, 2006 and 2004, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a gain from discontinued operations of $12,507 during the nine months ended March 31, 2006 as compared to a gain from discontinued operations of $35,249 during the nine months ended March 31, 2005, a decrease of $22,742.

Net loss for the nine month period ended March 31, 2006 amounted to ($58,708) as compared to a net income of $19,033 during the nine month period ended March 31, 2005, a decrease of $77,741.

Liquidity and Capital Resources
-------------------------------

Working capital was $1,400,469 at March 31, 2006 as compared to $1,554,784 at June 30, 2005. The Company's stockholders' equity was $2,693,125 at March 31, 2006 as compared to $2,710,071 at June 30, 2005. The decrease in stockholders' equity related to an increase of $2,052 in appreciation of marketable securities less a loss of ($18,998) for the nine months ended March 31, 2006. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also, the values and rental rates on the Company's real estate could be affected by future inflation, if any.

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

Pride, Inc.



 /s/  Michael Schumacher
-------------------------------------
Michael Schumacher, President,
 Treasurer, Chief Executive Officer
 Chief Financial Officer and Director


Date:  May 20, 2006



/s/ George A. Powell
-------------------------------------
George A. Powell, Vice-President,
 Secretary and Director

Date:  May 20, 2006