Form 10KSB
period 2006-06-30
PRIDE, INC.
filed 2007-03-05
CIK 1302548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                    For the fiscal year ended - June 30, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES [ ] NO [X]

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

State issuer's revenues for its most recent fiscal year. $195,141

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                         1,287,393 as of March 1, 2007.

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

PRIDE and its consolidated subsidiaries, herein referred to as "the Company" include PRIDE's wholly-owned subsidiary Pride Holdings, Inc. (PHI) and PHI's wholly-owned subsidiaries Pride Investments, Inc., Pride Equities, Inc., Ash Creek, Inc., Elm Creek, Inc., and Shell Creek, Inc. PRIDE's consolidated subsidiaries also include 51.6% owned subsidiary National Superstars, Inc. since acquisition in September 2003 and through May 31, 2005, the date of disposition of the Company's controlling ownership of National Superstars, Inc., and 98% owned subsidiary Federal Mortgage Corporation of Puerto Rico, Inc. since acquisition in January 2004, and Federal Mortgage Corporation of Puerto Rico, Inc.'s 100% owned subsidiary, Pride Lending, Inc., and 51% owned subsidiary Marwich II, Ltd. since acquisition in November 2004 and through June 23, 2006, the date of disposition of the Company's controlling ownership of Marwich II, Ltd., and 75% owned subsidiary Springfield Financial, Inc. since acquisition in January 2005, and 51% owned subsidiary American Telstar, Inc. since acquisition in March 2005.

The principal executive offices of the Company are located at 2525 Fifteenth Street, Suite 3H, Denver, Colorado 80211, and the Company's telephone number is
(303) 480-5037.

GENERAL BUSINESS PLAN

PRIDE and its subsidiaries are principally in the investment business. The Company principally invests in real estate and real estate mortgage loans. PRIDE and its subsidiaries own real estate in Texas, Colorado, and North Dakota. The Company acquired five real estate properties in Corpus Christi, Texas and four real estate properties in Arapahoe County, Colorado during the two years ended June 30, 2006. The Company currently does not have any plans for investing in real estate to be held for a long term. Future investments, if any, in real estate to be held for long term would only be made if management believes that there was significant opportunity for a substantial long term significant gain.

PRIDE's principal sources of revenue are from interest, rent, and gains on the sale of investments. Rent income is earned from real estate owned by the Company. There are no long-term leases on the part-time use of the condos and are rented on a month-to-month basis. The two Denver, Colorado units owned by the Company are approximately 800 square feet each. The four residences in Texas are approximately 2,800, 2,000, 1,700, and 1,750 square feet, respectively. The two condominiums in Arapahoe County are approximately 850 square feet each. The two houses owned by the Company in Arapahoe County are approximately 2,000 and 1,600 square feet, respectively. Gains on the sale of investments are the result of sales of various investments acquired by the Company. Investments owned at June 30, 2006 consist principally of real estate. The Company also acquired one residential lot in Texas. Although the Company had gains on the sale of investments during the years ended June 30, 2006 and 2005, past performance may not be indicative of future performance, and future sales and investments may not result in gains, and losses may occur. PRIDE previously invested in foreclosure certificates of purchase, but no longer invests in them and had no investments in certificates of purchase as of June 30, 2006.

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

     (1) The Company may invest in any type of real estate but currently principally has investments in residential rental houses. The Company also owns two residential condominiums and eight residential lots. The Company has financed its real estate acquisitions with its own capital plus assumption of existing loans on properties or owner carry back loans on properties. The Company has no limitation policy on the number or amount of mortgages which may be placed on any one piece of property. Appropriateness of real estate investments and related financing decisions are determined by the officers of the Company.

     (2) The Company's investments in mortgage loans are principally loans carried back on properties sold. Management has no current plans to actively invest in mortgage loans other than those related to properties sold by the Company. The Company may invest in any mortgage loans on any type of real estate. The loans may be first or second mortgages. If the Company invests in mortgage loans, it intends to originate the loans and service them, but is not required to do so. The Company could sell off its loans, but does not intend to sell them. The Company has no policy with respect to portfolio turnover. The Company currently has no investments in mortgage loans.

     (3) The Company currently has no investments and no plans to invest in securities of or interests in persons primarily engaged in real estate activities.

(c) As of June 30, 2006, the Company had four investments in real estate in Texas which amounted to ten percent or more of the total assets of the Company. All three properties are single family residences. Two of the properties were acquired in May 2005, the third was acquired in February 2006, and the fourth was acquired in June 2006. The Company received no rental income from the properties during the year ended June 30, 2006. The Company may rent these properties but currently there are no lease agreements on the properties. The properties are being held principally as investments. The properties are being depreciated on a straight-line basis over 27 years. The costs of the four properties were $320,270, $304,828, $273,492 and $329,447, respectively, but the tax cost basis of the first two properties are $178,343 and $169,352, respectively, due to the Internal Revenue Service Section 1031 Exchange transactions related to these properties. Real estate taxes on the Texas houses are approximately $7,500 each, which amounts to approximately 2.5% of the original cost and approximately $3.12 per square foot.

At June 30, 2006, the Company has $2,378,650 invested in real estate, all of which are owned with individual deeds to the property, and is generally summarized as follows:
                                                        Year of
         Description                                  Acquisition       Cost
         -----------                                  -----------    ----------
         Two condominium units
           in Denver, Colorado                            2000       $  313,226

         Two single family residences, including
           Improvements, in Corpus Christi, Texas         2005          718,633

         Two single family residences, including
           Improvements, in Corpus Christi, Texas         2006          604,855

         Two single family residences
           In Arapahoe County, Colorado                   2006          355,781

         Two condominium units
           In Arapahoe County, Colorado                   2006          205,451

         Eight residential lots located in:
           Nebraska (5 lots)                              2006           78,096
           North Dakota ( lots)                           1997            6,222
           Texas (1 lot)                                  2005          101,940
                                                                     ----------
                                                                     $2,384,204
         Accumulated depreciation                                      (100,428)
                                                                     ----------
                                                                     $2,283,776

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

During the year ended June 30, 2006, the Company acquired two single family residences in Corpus Christi, Texas totaling $604,855. Also during the year ended June 30, 2006, the Company acquired and sold four residences in Arapahoe County, Colorado. Sales prices of these residences totaled $601,680. Costs of these residences including costs of sale totaled $589,173, resulting in gains from sales totaling $12,507. Also during the year ended June 30, 2006, the Company acquired two residential condominium units and two single family houses in Arapahoe County, Colorado, for a total cost of $561,232. Also during the year ended June 30, 2006, the Company acquired five lots in Brule, Nebraska for $78,096. Two of the lots have various storage and garage buildings on them. Also during the year ended June 30, 2006, the Company sold its lots in Arkansas for $15,000. Costs of these lots including costs of sale totaled $16,169, resulting in a loss from sales totaling $1,169.

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

(c) Dividends.

The Company has paid no dividends during the years ended June 30, 2006 and June 30, 2005.

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

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended June 30, 2006, included elsewhere in this filing. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Investments
-----------

The Company previously invested in foreclosure certificates of purchase as described in Item 1, Description of Business, but as of June 30, 2006, no longer invests in them. At June 30, 2006, the Company had approximately $561,232 invested in real estate properties which had been acquired through foreclosure certificates of purchase.

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Year Ended June 30, 2006

Revenue for the year ended June 30, 2006 was approximately $195,000 as compared to revenue of approximately $192,000 for the year ended June 30, 2005, an increase of approximately $3,000. The gain on the sale of investments increased from $72,205 to $122,431, an increase of $50,226. Since revenue from appreciation of value of investments under generally accepted accounting principles, are not generally recognized until the investment are sold, the timing of revenue recognition depends upon when the Company sells its investments. Gains or losses, if any, from the sale of investments are not consistent from period to period and therefore are not necessarily indicative of future revenues. The Company's interest income decreased from $113,823 for the year ended June 30, 2005 to $63,294 during the year ended June 30, 2006, a decrease of $50,529, principally related to termination of investing in certificates of purchase.

Operating expenses related to continuing operations were approximately $199,000 during the year ended June 30, 2006, and approximately $186,000 during the year ended June 30, 2005, an increase of approximately $13,000. Officer's compensation to the company's President related to continuing operations decreased from approximately $52,000 for the year ended June 30, 2005 to approximately $3,000 during the year ended June 30, 2006, a decrease of approximately $49,000. Professional fees decreased from approximately $76,000 to approximately $70,000, a decrease of $6,000, primarily the result in decreased accounting and auditing costs for the Company's publicly reporting subsidiaries. Other operating expenses increased from approximately $36,000 to approximately $80,000, an increase of $44,000, and principally related to additional property taxes and costs of the Company's publicly reporting subsidiaries.

During the year ended June 30, 2006, the Company sold various real estate properties which were accounted for as discontinued operations resulting in income from discontinued operations of $11,338 during the year ended June 30, 2006 as compared to income from discontinued operations of $249,819 during the year ended June 30, 2005, a decrease of $238,481.

Net income after provision for income taxes decreased from approximately $169,000 during the year ended June 30, 2005 to approximately $6,000 during the year ended June 30, 2006, a decrease of approximately $163,000.

The Company currently is not investing in foreclosure certificates of purchase for current investment and has no plans for currently investing in certificates of purchase or any additional real estate to be held for long-term appreciation. In addition, the Company owns a controlling interest in one inactive publicly reporting company which is seeking a business opportunity. Should this entity find a business opportunity, the Company may sell its majority interest in this company. Such sales could result in gains or losses. There can be no assurance of gains and there are associated risks of losses.

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

     LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had cash of approximately $559,000. The Company's current assets were approximately $569,000 at June 30, 2006 and its current liabilities totaled approximately $71,000, resulting in net working capital of approximately $498,000, a current ratio of approximately 8.2 to one.

At June 30, 2005, the Company had cash of approximately $252,000. The Company's current assets were approximately $1,712,000 at June 30, 2005 and its current liabilities totaled approximately $157,000, resulting in net working capital of approximately $1,555,000, a current ratio of approximately 10.9 to one. Working capital increased by approximately $26,000 from June 30, 2004 to June 30, 2005.

The Company's assets decreased from approximately $2,977,000 at June 30, 2005 to approximately $2,875,000 at June 30, 2006, a decrease of approximately $102,000. This net decrease was comprised principally of the following changes: Cash increased from $252,000 to $559,000, an increase of $307,000; Investments in foreclosure certificates of purchase decreased from $1,388,000 to $0, a decrease of $1,388,000; Investments in marketable equity securities decreased from $28,000 to $9,000, a decrease of $19,000; Investments in notes receivable decreased from $277,000 to $0, a decrease of $277,000 due to principal collected on the notes; Real estate increased from $996,000 to $2,284,000, an increase of $1,288,000, Equipment and furnishings increased from $19,000 to $22,000, and increase of $3,000, Other assets decreased from $17,000 to $0, a decrease of $17,000.

The Company's liabilities decreased from approximately $268,000 at June 30, 2005 to approximately $170,000 at June 30, 2006, a decrease of $98,000. This decrease is primarily the result of a decrease in officer's compensation payable.

The Company's sources of liquidity come from its cash balances which amounted to approximately $559,000 at June 30, 2006. The cash balances are available for immediate withdrawal from money market accounts. Management believes that interest income, rental income and gains from sale of investments are sufficient to fund current operations.

The Company's business is not subject to seasonality or any weather seasonality conditions. The Company knows of no trends, events or uncertainties that have, or are reasonable likely to have, a material impact on the Company's short-term or long-term liquidity.

     FINANCIAL POSITION

Stockholders' equity totaled approximately $2,705,000 at June 30, 2006 as compared to approximately $2,710,000 at June 30, 2006, a decrease of approximately $5,000. This decrease resulted from a net income of approximately $6,000 less recording of $12,000 decrease in unrealized appreciation of marketable equity securities.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    PRIDE, INC. AND CONSOLIDATED SUBSIDIARIES
                    -----------------------------------------


                          INDEX TO FINANCIAL STATEMENTS


                             June 30, 2006 and 2005


Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Financial Statements:

         Consolidated Balance Sheet                                        F-3

         Consolidated Income Statements                                    F-4

         Consolidated Statement of Changes in
           Stockholders' Equity                                            F-5

         Consolidated Statements of Cash Flows                             F-6

         Notes to Consolidated Financial Statements                        F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Pride, Inc. and Consolidated Subsidiaries
Denver, Colorado


We have audited the accompanying balance sheet of Pride, Inc. and Consolidated Subsidiaries as of June 30, 2006, and the related income statements, stockholders' equity and cash flows for the two years ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride, Inc. and Consolidated Subsidiaries as of June 30, 2006, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.




Miller & McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

March 1, 2007

                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006

                                     ASSETS
                                     ------

Current Assets
    Cash                                                         $  559,085
    Marketable equity securities (Note 3)                             9,380
    Other                                                               152
                                                                 ----------
      Total Current Assets                                          568,617

Real estate, net of accumulated depreciation
 of $100,428 (Note 11)                                            2,283,776
Equipment and furnishings, net of accumulated
 depreciation of $74,269 (Note 8)                                    22,207
                                                                 ----------

TOTAL ASSETS                                                     $2,874,600
                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Accounts payable                                             $   20,576
    Officer's compensation payable (Note 6)                           2,750
    Income taxes payable                                              7,198
    Accrued expenses                                                 40,140
                                                                 ----------
      Total Current Liabilities                                      70,664

Deferred taxes payable, net of current portion (Note 2 and 11)       99,374
                                                                 ----------

TOTAL LIABILITIES                                                   170,038
                                                                 ----------

Commitments and contingencies (Notes 1, 2, 6, 8 and 11)

Stockholders' Equity:
    Preferred stock, no par value, 1,000,000
     shares authorized, none issued and outstanding                    --
    Common stock, no par value, 200,000,000 shares
       authorized, 1,287,393 shares issued and outstanding        1,986,104
    Accumulated other comprehensive income                            4,961
    Retained earnings                                               713,497
                                                                 ----------
TOTAL STOCKHOLDERS' EQUITY                                        2,704,562
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $2,874,600
                                                                 ==========

The accompanying notes are an integral part of the financial statements.


                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

                         CONSOLIDATED INCOME STATEMENTS


                                                                    Year Ended June 30,
                                                                    2006           2005
                                                                -----------    -----------
Revenue:
    Rent income, related party (Note 6)                         $     6,000    $     6,000
    Interest income                                                  63,294        113,823
    Gain on disposition of investments (Note 7)                     122,431         72,205
    Other                                                             3,416           --
                                                                -----------    -----------
                                                                    195,141        192,028
                                                                -----------    -----------
Expenses:
    Depreciation                                                     45,985         22,553
    Officer's compensation (Note 6)                                   2,750         51,833
    Professional fees                                                69,603         75,517
      Property taxes                                                 30,828          9,425
    Other                                                            49,361         26,193
                                                                -----------    -----------
                                                                    198,527        185,521
                                                                -----------    -----------
Income (loss) from continuing operations before income taxes         (3,386)         6,507
                                                                -----------    -----------
Provision (benefit) for income taxes on income (loss) from
 continuing operations (Notes 2 and 11):
    Current                                                           4,930           --
    Deferred                                                         (5,411)         2,692
                                                                -----------    -----------
                                                                       (481)         2,692
                                                                -----------    -----------
Income (loss) from continuing operations, net of income taxes        (2,905)         3,815
                                                                -----------    -----------
Discontinued Operations:
(Loss) from discontinued operations (Note 11)                          --         (103,817)
Gain on sales of discontinued operations (Note 11)                   11,338        353,636
                                                                -----------    -----------

Income from discontinued operations before income taxes              11,338        249,819
                                                                -----------    -----------
Provision for income taxes on income from discontinued
 operations (Note 2 and 11):
    Current                                                           2,098           --
    Deferred                                                           --           84,938
                                                                -----------    -----------
                                                                      2,098         84,938
                                                                -----------    -----------
Income from discontinued operations, net of income taxes              9,240        164,881
                                                                -----------    -----------
Net income                                                      $     6,335    $   168,696
                                                                ===========    ===========
Net Income Per Share:
    Continuing operations                                       $       nil    $       nil
                                                                ===========    ===========
    Discontinued operations                                     $       .01    $       .13
                                                                ===========    ===========
Per Share                                                       $       .01    $       .13
                                                                ===========    ===========
Weighted Average Shares Outstanding                               1,287,393      1,287,393
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



                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     From July 1, 2004 through June 30, 2006

                                                                   Accumulated
                                                                      Other
                                          Common        Stock     Comprehensive      Retained
                                       No./Shares      Amount     Income (Loss)      Earnings       Total
                                      -----------   -----------   -------------    -----------   -----------
Balance at July 1, 2004                 1,287,393   $ 1,986,104   $        --      $   538,466   $ 2,524,570
Appreciation of marketable equity
 securities, net of deferred income
 taxes of $10,745  (Note 3)                  --            --            16,805           --          16,805

Net income for the year ended
 June 30, 2005                               --            --              --          168,696       168,696
                                      -----------   -----------   -------------    -----------   -----------


Balance at June 30, 2005                1,287,393     1,986,104          16,805        707,162     2,710,071

Depreciation of marketable equity
 securities, net of deferred income
 taxes of ($5,527) (Note 3)                  --            --           (11,844)          --         (11,844)

Net income for the year ended
 June 30, 2006                               --            --              --            6,335         6,335
                                      -----------   -----------   -------------    -----------   -----------

Balance at June 30, 2006                1,287,393   $ 1,986,104   $       4,961    $   713,497   $ 2,704,562
                                      ===========   ===========   =============    ===========   ===========



The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended June 30,
                                                                         2006           2005
                                                                     -----------    -----------
Cash Flows From (Used in):
  Operating Activities of Continuing Operations:
  Net income                                                         $     6,335    $   168,696
  Less: Income from discontinued operations, net of income taxes          (9,240)      (164,881)
                                                                     -----------    -----------
Net Income (loss) from Continuing Operations                              (2,905)         3,815

Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities of continuing operations:
   Depreciation                                                           45,985         22,553
   (Increase) decrease in other assets                                    17,747         (9,560)
   Increase (decrease) in:
     Income taxes payable                                                  7,198        (19,528)
     Accounts payable, accrued expenses and other                         26,036         11,093
     Deferred income taxes payable                                       (11,907)         2,982
     Officer's compensation payable                                     (123,650)       (74,372)
   Other                                                                     170           --
                                                                     -----------    -----------
Net Cash (Used in) Operating Activities of Continuing Operations         (41,326)       (63,017)
                                                                     -----------    -----------
Cash Flows From (Used in):
 Investing Activities of Continuing Operations:
 (Investment) in real estate, equipment and furnishings                 (775,057)      (730,320)
(Investment) in foreclosure certificates of purchase                  (1,289,045)    (5,167,370)
Redemption of foreclosure certificates of purchase                     2,125,039      4,726,534
Collection of notes receivable                                           104,242         33,043
Collection of mortgage notes receivable                                  172,860        341,365
                                                                     -----------    -----------
Net Cash Provided by (Used in) Investing Activities of
 Continuing Operations                                                   338,039       (796,748)
                                                                     -----------    -----------
Cash Flows from Financing Activities of Continuing Operations:              --             --
                                                                     -----------    -----------
Net Cash Provided by (Used in) Activities of Continuing Operations       296,713       (859,765)
                                                                     -----------    -----------
Discontinued Operations:

Investing activities of Discontinued Operations                           11,338        635,850
                                                                     -----------    -----------
Net Cash Provided by Discontinued Operations                              11,338        635,850
                                                                     -----------    -----------
Increase (decrease) in Cash                                              308,051       (223,915)

Cash, Beginning of Period                                                251,754        475,669
                                                                     -----------    -----------
Cash, End of Period                                                  $   559,805    $   251,754
                                                                     ===========    ===========
Interest Paid                                                        $      --      $      --
                                                                     ===========    ===========
Income Taxes Paid                                                    $      --      $    19,528
                                                                     ===========    ===========

Supplementary schedule of non-cash transactions:
  Exchange of certificates of purchase for four single family
   residences                                                        $   561,232    $      --
                                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                                   -----------
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2006 and 2005

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

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pride Holdings, Inc. (PHI) and PHI's wholly-owned subsidiaries Pride Investments, Inc., Pride Equities, Inc., Ash Creek, Inc., Elm Creek, Inc., and Shell Creek, Inc. for the two years ended June 30, 2006. The consolidated financial statements also include the accounts of 51.6% owned subsidiary National Superstars, Inc. since acquisition in September 2003 and through May 31, 2005, the date of disposition of the Company's controlling ownership of National Superstars, Inc., and 98% owned subsidiary Federal Mortgage Corporation of Puerto Rico, Inc. since acquisition in January 2004, and Federal Mortgage Corporation of Puerto Rico, Inc.'s 100% owned subsidiary, Pride Lending, Inc., a mortgage lender, and 51% owned subsidiary Marwich II, Ltd. since acquisition in November 2004 and through June 23, 2006, the date of disposition of the Company's controlling ownership of Marwich II, Ltd., and 75% owned subsidiary Springfield Financial, Inc. since acquisition in January 2005, and 51% owned subsidiary American Telstar, Inc. since acquisition in March 2005. All intercompany account balances have been eliminated in the consolidation. American Telstar, Inc. is an inactive public company and has no operating business. Springfield Financial, Inc. and Federal Mortgage Corporation of Puerto Rico, Inc. were publicly reporting companies as of June 30, 2006, but have subsequently filed elections to no longer be public reporting. Springfield Financial, Inc. has no operating business.

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

        Investment in Mortgage Loans and Foreclosure Certificates of Purchase

        The Company previously invested in certificates of purchase and mortgages on real estate. As of June 30, 2006, the Company no longer invests in foreclosure certificates of purchase and had no investments in mortages on real estate.

        Geographic Area of Operations and Interest Rates

        The Company owns properties principally in Texas, Colorado, Nebraska, and North Dakota. The Company principally invests in foreclosure certificates of purchase in one county in Colorado. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's real estate investment business is principally in three areas, and since its investments in foreclosure certificates of purchase are primarily in one county, these concentrations of operations result in an associated risk and uncertainty.

        Provision for Deferred Income Taxes

        Timing differences exist related to recognition of gains on sale of real estate for income tax purposes and financial reporting purposes. At June 30, 2006, the Company had for tax purposes, deferred capital gain income of approximately $322,562 related to the Company's Internal Revenue Service Section 1031 exchange of real estate, resulting in a provision of $94,955 in deferred income taxes payable. The Company as of June 30, 2006 also had a provision for deferred taxes of $4,419 related to $9,380 of unrealized appreciation of its marketable equity securities. Total net deferred income taxes payable at June 30, 2006 was $99,374.

        Revenue Recognition Policy

        The Company's revenue is generally generated principally from various phases of one revenue producing stream from various real estate transactions. The Company recognized interest income from mortgage notes receivable and foreclosure certificates of purchase on a daily pro-rata basis. From time to time, the Company will acquire real estate to be held for longer term investment purposes. If the property is an improved property, the Company rents the property under short-term leases and recognizes rental income on a daily pro-rata basis as it becomes receivable according to the terms of the lease or rental agreement. However, if the rentals vary from a straight-line basis, the income is recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which use benefit from the leased property is diminished, in which case that basis is used. Rentals currently being received by the Company are level equal monthly payments being recognized on a straight-line basis. The Company also has acquired certain residential lots, with the total approximate carrying value of $186,000, with the intention of holding these lots for future appreciation. Gain on the sale of investments is recorded as the difference between the fair value of the assets received and the carrying value of the assets sold. Fair value is determined estimating value based on review of comparable sales of similar assets by the Company's management. During the years ended June 30, 2006 and 2005, there were no material sales of any investments for any consideration other than cash. The Company recognizes revenue from consulting services as the services are performed. Consulting services generally relate to consultation and advice on mergers and acquisitions, and business management.

        Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 2006, the Company had a cash concentration of credit risk of approximately $155,000 since it had temporary cash investments in bank accounts in excess of the FDIC insured amounts.

        Cash and Cash Equivalents

        The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

        Fair Value Financial Instruments

        The Company, as required, discloses fair value information about financial instruments when it is practicable to estimate that value. As of June 30, 2006, the Company had investments in marketable equity securities. Management believes that the fair value of these financial instruments does not materially differ from the market value of these securities.

        Recently Issued Accounting Standards

        There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

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

        Impairment Assessment

        Management believes that as of June 30, 2006, there is no impairment in the carrying value of investments or long-lived assets. The Company assesses the impairment of investments and long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

             1. Significant underperformance relative to expected historical or projected future operating results;
             2. Significant changes in the manner of our use of the acquired assets or the strategy for the Company's overall business;
             3.  Significant negative industry or economic trends.

        The Company recognizes impairment losses if the carrying amount of the assets is not recoverable, determined when the carrying amount exceeds the undiscounted cash flows. The impairment loss would be measured by the amount by which the carrying amount of a long-lived asset exceeds its fair value. At June 30, 2006, management does not believe that there is any impairment in the carrying value of its long-lived assets.

        Other

        The Company has selected June 30 as its fiscal year end.

        The Company has paid no dividends during the years ended June 30, 2006 and 2005.

        No advertising expense has been incurred.

        The Company has not entered into any leases.

        All of the Company's assets are located in the United States.

(2)     Income Taxes
        ------------

The provision for federal and state income taxes consisted of the following components:

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:
                                                       Year Ended June 30,
                                                        2006        2005
                                                      --------    --------
         Expected income tax                          $ 15,420    $ 99,967
         Graduated tax brackets                         (8,812)    (16,750)
         State tax net of federal benefit                2,139       7,666
         Benefit of carryover of tax operating loss     (1,549)       --
         Other                                          (5,581)     (3,253)
                                                      --------    --------
                                                      $  1,617    $ 87,630
                                                      ========    ========

The primary components of the Company's net deferred income tax liabilities at June 30, 2006 were as follows:

Deferred income tax liabilities related to:
         Unrealized appreciation of marketable
          equity securities                           $  4,419
         Tax deferred exchange                          94,955
                                                      --------
                                                      $ 99,374
                                                      ========

The change in deferred tax liability for the year ended June 30, 2006 was a decrease of 11,907.

(3)     Marketable Equity Securities

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

At June 30, 2006, the Company had available for sale security investments in the following companies:

                        Name                          Exchange
                        ----                          --------
              MSO Holdings, Inc. (MSOD)                OTCBB



                                          Total                      Total
             Total                     Market Value               Unrealized
         Recorded Cost                June 30, 2006              Appreciation
         -------------                -------------              ------------
          $        -                   $     9,380                $    9,380

         Provision for deferred income taxes                          (4,419)
                                                                  ----------

         Unrealized appreciation, net of deferred income taxes    $    4,961
                                                                  ==========

(4)     Comprehensive Income
        --------------------

The components of comprehensive income, net of related tax for the years ended June 30, 2006 and 2005 are as follows:

                                                         Years Ended June 30
                                                          2006        2005
                                                        --------    --------
         Net income (loss)                              $  6,335    $168,696
         Unrealized appreciation (depreciation) on
          available-for-sale securities, net of
          related income tax (credits) provision
          of $(6,326) and $10,745                        (11,844)     16,805
                                                        --------    --------

         Comprehensive Income (Loss)                    $ (5,509)   $185,501
                                                        ========    ========

(5)     Common and Preferred Stock
        --------------------------

The Company's articles of incorporation authorize 200,000,000 no par value common shares and 1,000,000 no par value preferred shares. As of June 30, 2006, there were 1,287,393 shares of common stock outstanding. There were no preferred shares outstanding as of June 30, 2006. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

(6)     Related Party Transactions
        --------------------------

The Company owns two attached residential/commercial condominium units in Denver, Colorado. The Company acquired these units principally for investment purposes. In addition to the investment purposes, the Company uses the Denver units for the Company's offices and as temporary living accommodations primarily for the benefit of the Company for company personnel, professionals and independent contractors that perform services for the Company. One of the Denver units is also used as the part time office of the Company's President's accounting business. The Company's President pays the Company $500 per month for the use of the Denver units. The Company's President resided in the Denver units on the average, less than one week per month and during the periods of residence, used the units as office facilities for his business. The Company's President uses at no cost one of the Texas properties as part-time temporary housing during the renovation periods of the other Texas properties.

Officer's compensation for the years ended June 30, 2006 and 2005 were $33,950 and $148,095, respectively. During the year ended June 30, 2006, $31,200 of the $33,950 was capitalized directly related to construction management services on the Texas properties as improvements, and $2,750 was expensed. During the year ended June 30, 2005, $96,262 of officer's compensation was attributed to discontinued operations.

As of June 30, 2006, the Company had accrued compensation payable to its President of $2,750. The accrued compensation payable had no written payment terms and was uncollateralized.

(7)     Gain on the Sale of Investments
        -------------------------------

During the years ended June 30, 2006 and 2005, the Company sold investments in real estate that resulted in gains of $11,338 and $353,636, respectively. These sales of real estate were accounted for as disposals of discontinued operations.

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

Effective June 23, 2006, the major shareholders of the Company's 51% owned subsidiary, Marwich II, Ltd. (Marwich) entered into a stock purchase agreement with American Ethanol, Inc. (American), whereby control of Marwich was transferred to the controlling shareholders of American. In connection with this transaction, the Company received gross distributions from American of $500,000, resulting in a net gain to the Company of $121,004 during the year ended June 30, 2006.

Other proceeds from the sale of securities for the year ended June 30, 2006 were $1,428 and resulted in a gain of $1,428.

(8)     Equipment and Furnishings
        -------------------------

Equipment and furnishings at June 30, 2006 are summarized as follows:

         Transportation equipment            $  15,000
         Furnishings                            76,498
         Other equipment                         4,978
                                             ---------
                                                96,476
         Accumulated depreciation              (74,269)
                                             ---------
                                             $  22,207

(9)     Note Receivable
        ---------------

At June 30, 2005, the Company had a promissory note receivable from a non-affiliated individual with a principal balance of $104,242. This note was paid in full in June 2006.

(10)    Investments in Mortgage Loans and Foreclosure Certificates of Purchase
        ---------------------------------------------------------------------

During the year ended June 30, 2006, the Company's investments in mortgage loans were paid in full. Also during the year ended June 30, 2006, the Company received title for four foreclosure certificates of purchase valued at $561,232. The balances of the remainder of the previously owned certificates of purchase were paid in full during the year ended June 30, 2006.

(11)    Real Estate Owned and Discontinued Operations
        ---------------------------------------------

At June 30, 2006, the Company had $2,384,204 invested in real estate, all of which are owned with individual deeds to the property, and is generally summarized as follows:

                                                      Year of
        Description                                 Acquisition         Cost
        -----------                                 -----------      ----------

        Two condominium units
          in Denver, Colorado                           2000         $  313,226

        Two single family residences, including
          Improvements, in Corpus Christi, Texas        2005            718,633

        Two single family residences, including
          Improvements, in Corpus Christi, Texas        2006            604,855

        Two single family residences
           In Arapahoe County, Colorado                 2006            355,781

        Two condominium units
          In Arapahoe County, Colorado                  2006            205,451

        Eight residential lots located in:
           Nebraska (5 lots)                            2006             78,096
           North Dakota (4 lots)                        1997              6,222
           Texas (1 lot)                                2005            101,940
                                                                     ----------
                                                                     $2,384,204
        Accumulated depreciation                                       (100,428)
                                                                     ----------
                                                                     $2,283,776
                                                                     ==========

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

During the year ended June 30, 2006, the Company acquired two single family residences in Corpus Christi, Texas totaling $604,855. Also during the year ended June 30, 2006, the Company acquired and sold four residences in Arapahoe County, Colorado. Sales prices of these residences totaled $601,680. Costs of these residences including costs of sale totaled $589,173, resulting in gains from sales totaling $12,507. Also during the year ended June 30, 2006, the Company acquired two residential condominium units and two single family houses in Arapahoe County, Coloroado, for a total cost of $561,232. Also during the year ended June 30, 2006, the Company acquired five lots in Brule, Nebraska for $78,096. Two of the lots have various storage and garage buildings on them. Also during the year ended June 30, 2006, the Company sold its lots in Arkansas for $15,000. Costs of these lots including costs of sale totaled $16,169, resulting in a loss from sales totaling $1,169.

The Company accounts for disposals of real estate owned as discontinued operations.

--------------------------------------------------------------------------------

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                         AGE       POSITION

Michael L. Schumacher         57       President, Treasurer, Chief Financial
                                       Officer and Director

George A. Powell              80       Vice President, Secretary and Director

MICHAEL SCHUMACHER. Michael Schumacher has been President, Treasurer, Chief Financial Officer and a Director of the Company since inception. Mr. Schumacher was President and Chairman of the Board of PIDV, a public real estate company, until November 2002. Mr. Schumacher was from October 1996 until September 1999, a director, president and treasurer of Rocky Mountain Power Company, a public real estate company. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), an inactive public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., an inactive public company, from May 2000 until August 2001. Since January 2003, Mr. Schumacher has been Vice-President and a Director of Federal Mortgage Corporation of Puerto Rico (Federal), which was an inactive public company until March 31, 2005. Effective March 31, 2005, Federal acquired 100% ownership of Pride Lending, Inc. from a related party. Pride Lending, Inc. principally invests in mortgage loans. He was also, from June 2003 to May 31, 2005, a Vice-President and Director of National Superstars, Inc, an inactive public company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. From January 2005 until June 2006, he has been President, Treasurer, Chief Financial Officer and a Director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination with American Ethanol, Inc., resulting in a change in control of Marwich II, Ltd. Also since January 2005, he has been President, Treasurer, CFO and a director of Springfield Financial, Inc., an inactive public company. Since March 2005, he has been Secretary, Treasurer and a director of American Telstar, Inc., an inactive public company. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher is and has been for more than five years, the President, CEO, CFO and a director of Birch Branch, Inc., a public real estate company. Mr. Schumacher is and has been for more than 20 years, a Director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

GEORGE A. POWELL. George A. Powell has been Secretary, Vice-President and a Director of the Company since inception. Mr. Powell was from October 1996 until September 1999, a director, secretary and vice-president of Rocky Mountain Power Co., a public real estate company. Mr. Powell was previously, until November 12, 2002, a director, secretary and vice-president of Prime Rate Income & Dividend Enterprises, Inc. (PIDV), a public real estate company. Since December 2004, he has been Vice-President and Secretary of Springfield Financial, Inc., an inactive public company. From January 2005 until June 2006, he has been secretary and a director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination with American Ethanol, Inc., resulting in a change in control of Marwich II, Ltd. Mr. Powell is and has been for more than five years, the vice-president, secretary and a director of Birch Branch, Inc., a public real estate company. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.


ITEM 10. DIRECTOR AND EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

Mr. Schumacher's compensation for the years ended June 30, 2006 and 2005 was $33,950 and $148,095, respectively. Mr. Powell received compensation of $1,000 and $2,000, respectively, in the years ended June 30, 2006 and 2005. There was no other compensation paid to any officer of PRIDE.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2005.

                                           Annual Compensation             Long-Term Compensation
                                           -------------------             ----------------------

                                                                         Awards                Payouts
                                                                         ------                -------

                                                              Other
                                                             Annual    Restricted
                              Year                           Compen-     Stock      Options/
                             Ended                           sation     Award(s)      SARs       LTIP
Name & Principal Position   June 30   Salary($) / Bonus($)     (%)        (#)         ($)      Payouts
-------------------------   -------   --------------------   -------   ----------   --------   -------
Michael L. Schumacher         2004          $100,456           $ -        $ -           -        $ -
Michael L. Schumacher         2005          $148,095           $ -        $ -           -        $ -
Michael L. Schumacher         2006          $ 33,950           $ -        $ -           -        $ -

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

Owner                         Relationship                 Number of Shares

Jada Schumacher               Daughter                           1,024
Spencer Schumacher            Son                                1,024
Quinn Schumacher              Son                                1,024
Ralph and Alma Schumacher     Parents                              366
Roberta and Timothy Weiss     Sister and her spouse                328
Constance and Gary Novak      Sister and her spouse                328
Cynthia Rubinson              Sister                               328
                                                                ------

Total                                                            4,422
                                                                ------

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

Owner                         Relationship                 Number of Shares

Debra L. Morris               Daughter                           9,592
Gary A. Morris                Brother                            4,794
                                                                ------

Total                                                           14,386
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company owns two attached residential/commercial condominium units in Denver, Colorado. The Company acquired these units principally for investment purposes. In addition to the investment purposes, the Company uses the Denver units for the Company's offices and as temporary living accommodations primarily for the benefit of the Company for company personnel, professionals and independent contractors that perform services for the Company. One of the Denver units is also used as the part time office of the Company's President's accounting business. The Company's President paid the Company $500 per month for the use of the Denver units. The Company's President resided in the Denver units on the average, less than one week per month and during the periods of residence, used the units as office facilities for his business. The Company's President uses at no cost one of the Texas properties as part-time temporary housing during the renovation periods of the other Texas properties.

As of June 30, 2006, the Company had accrued compensation payable to its President of $2,750. The accrued compensation payable had no written payment terms and was uncollateralized.

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

31.2   Certification of Vice President          Filed herewith
       pursuant to Section 302 of  the          electronically
       Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive         Filed herewith
       Officer and Chief Financial              electronically
       Officer pursuant to 18 U.S.C.
       Section 1350

32.2   Certification of Vice President          Filed herewith
       pursuant to 18 U.S.C. Section 1350       electronically

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pride, Inc.

Date: March 1, 2007

By:


 /s/ Michael Schumacher
------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial Officer and Director



By:


  /s/ George A. Powell
------------------------------------------
George A. Powell
Vice-President, Secretary and Director