Form 10QSB
period 2006-09-30
PRIDE, INC.
filed 2007-03-15
CIK 1302548

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2006


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

                            Yes ___             No  X
                                                   ---


As of March 15, 2007, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                          Page
                                                                         Number
                                                                         ------

Part I.           Financial Information

         Item I.  Financial Statements

                  Consolidated Balance Sheets as of September 30,
                    2006(unaudited) and June 30, 2006                       3

                  Consolidated Statements of Operations, Three
                    Months Ended September 30, 2006 and 2005
                    (unaudited)                                             4

                  Consolidated Statements of Cash Flows, Three
                    Months Ended September 30, 2006 and 2005
                    (unaudited)                                             5

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              7

Part II.  Other Information                                                 9

Signatures                                                                 10

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   September 30,    June 30,
                                                        2006          2006
                                                    (Unaudited)   (See Note 1)
                                                   ------------   ------------
Current Assets
 Cash                                              $    614,749   $    559,085
 Marketable equity securities                              --            9,380
 Other                                                      152            152
                                                   ------------   ------------
Total Current Assets                                    614,901        568,617

Real estate, net of accumulated depreciation
 of $112,013 and $100,428 at September 30, 2006
 and June 30, 2006                                    2,179,448      2,283,776
Equipment and furnishings, net of accumulated
 depreciation of $77,122 and $74,269 at
 September 30, 2006 and June 30, 2006                    19,395         22,207
                                                   ------------   ------------
Total Assets                                       $  2,813,744   $  2,874,600
                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                         9,188         20,576
 Officer's compensation payable                           2,750          2,750
 Income taxes payable                                      --            7,198
 Accrued expenses                                        53,523         40,140
                                                   ------------   ------------
  Total Current Liabilities                              65,461         70,664

Deferred taxes payable, net of current portion           90,930         99,374
                                                   ------------   ------------
Total Liabilities                                       156,391        170,038
                                                   ------------   ------------
Stockholders' Equity:
 Preferred Stock, no par value, 1,000,000
  shares authorized, none issued and outstanding           --             --
 Common Stock, no par value, 200,000,000
  shares authorized, 1,287,393 shares issued
  and outstanding                                     1,986,104      1,986,104
 Accumulated other comprehensive income                    --            4,961
 Retained earnings                                      671,249        713,497
                                                   ------------   ------------
Total Stockholders' Equity                            2,657,353      2,704,562
                                                   ------------   ------------
Total Liabilities and Stockholders' Equity         $  2,813,744   $  2,874,600
                                                   ============   ============
The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                             September 30,    September 30,
                                                  2006             2005

Revenues
 Rent income, related party                  $       1,500    $       1,500
 Rent income                                         1,300             --
 Gain on sale of stock                               2,180             --
 Interest income                                     7,993           26,601
                                             -------------    -------------
                                                    12,973           28,101
                                             -------------    -------------
Expenses
 Depreciation                                       14,438           10,600
 Professional fees                                  11,457           18,430
 Property taxes                                      8,884            5,629
 Other                                              11,468            7,137
                                             -------------    -------------
                                                    46,247           41,796
                                             -------------    -------------
(Loss) from continuing operations                  (33,274)         (13,695)

Discontinued operations:
 (Loss) on sale of discontinued operations         (17,418)            --
                                             -------------    -------------
Net (Loss) before Provision for
 Income Taxes                                      (50,692)         (13,695)
                                             -------------    -------------
Provision (benefit) for income taxes:
Deferred                                            (8,444)          (5,312)
                                             -------------    -------------
                                                    (8,444)          (5,312)
                                             -------------    -------------
Net (Loss)                                   $     (42,248)   $      (8,383)
                                             -------------    -------------
Per Share                                    $        (.03)   $        (.01)
                                             =============    =============
Weighted Average Number of Shares
 Outstanding                                     1,287,393        1,287,393
                                             =============    =============




The accompanying notes are an integral part of the financial statements.


                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Three Months Ended
                                                   September 30,    September 30,
                                                        2006             2005
Cash Flows from (Used in):
 Operating Activities of Continuing Operations:
  Net (loss)                                       $     (42,248)   $      (8,383)
  Less:  (Loss) from discontinued operations             (17,418)            --
                                                   -------------    -------------
 Net (Loss) from Continuing Operations                   (24,830)          (8,383)

 Adjustments to reconcile net (loss) from
  continuing operations to net cash from
  operating activities of continuing operations:
    Depreciation                                          14,438           10,600
    Increase (decrease) in:
     Income tax payable                                   (7,198)            --
     Deferred tax payable                                 (8,444)          (5,312)
     Accounts payable and accrued expenses                 1,995           (6,602)
     Officer's compensation payable                         --           (126,400)
   Other                                                  (2,023)          14,669
                                                   -------------    -------------
Net Cash (Used in) Operating Activities of
 Continuing Operations                                   (26,062)        (121,428)
                                                   -------------    -------------
Cash Flows from (used in):
 Investing Activities of Continuing Operations:
 (Investment) in real estate and equipment                (9,087)         (78,096)
 (Investment) in certificates of purchase                   --           (707,946)
 Collection of note receivable                              --              1,105
 Redemption of certificates of purchase                     --          1,014,886
 Collection of mortgage notes receivable                    --             35,975
                                                   -------------    -------------
Net Cash Provided by (Used in) Investing
 Activities of Continuing Operations                      (9,087)         265,924
                                                   -------------    -------------
Cash Flows from Financing Activities of
 Continuing Operations                                      --               --
                                                   -------------    -------------
Discontinued Operations:
Net Cash Provided by Discontinued Operations              90,813             --
                                                   -------------    -------------
Net Cash Provided by Discontinued Operations              90,813             --
                                                   -------------    -------------
Increase in Cash                                          55,664          144,496

Cash, Beginning of Period                                559,085          251,754
                                                   -------------    -------------
Cash, End of Period                                $     614,749    $     396,250
                                                   =============    =============
Interest Paid                                      $        --      $        --
                                                   =============    =============
Income Taxes Paid                                  $        --      $        --
                                                   =============    =============

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2006 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of September 30, 2006, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2006 and 2005, have been prepared by Pride, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending September 30, 2006 are not necessarily indicative of results expected for the full year ending June 30, 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2006 audited financial statements and the accompanying notes included in the Company's Report on Form 10-SB, filed with the Securities and Exchange Commission.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pride Holdings, Inc. (PHI) and PHI's wholly-owned subsidiaries Pride Investments, Inc. and Pride Equities, Inc. The consolidated financial statements also include the accounts of 51.6% owned subsidiary National Superstars, Inc. since acquisition in September 2003 and through May 31, 2005, the date of disposition of the Company's controlling ownership of National Superstars, Inc., 98% owned subsidiary Federal Mortgage Corporation of Puerto Rico, Inc. (FM) since acquisition in January 2004, FM's 100% owned subsidiary Pride Lending, Inc., the Company's 51% owned subsidiary Marwich II, Ltd. since acquisition in November 2004 and through June 23, 2006, the date of disposition of the Company's controlling ownership of Marwich II, Ltd., and its 75% owned subsidiary Springfield Financial, Inc. since acquisition in January 2005. All intercompany account balances have been eliminated in the consolidation.

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

Results of Operations

Revenue for the three month period ended September 30, 2006 was $12,973 as compared to $28,101 for the three month period ended September 30, 2005, a decrease of $15,128. Interest income amounted to $7,993 for the three month period ended September 30, 2006 as compared to $26,601 for the three month period ended September 30, 2005, a decrease of $18,608. This decrease was principally related to termination of investing in certificates of purchase.

Operating expenses for the three month period ended September 30, 2006 amounted to $46,247 as compared to $41,796 for the three month period ended September 30, 2005, an increase of $4,451. Professional fees amounted to $11,457 for the three month period ended September 30, 2006 as compared to $18,430, a decrease of $6,973. Other expenses increased by $11,424, and were related to costs incurred on recently acquired properties.

During the three months ended September 30, 2006, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a loss from discontinued operations of $17,418.

Net loss for the three month period ended September 30, 2006 amounted to ($42,248) as compared to ($8,383) during the three month period ended September 30, 2005, a decrease of $33,865.

Liquidity and Capital Resources

Working capital was $549,440 at September 30, 2006 as compared to $497,953 at June 30, 2006. The Company's stockholders' equity was $2,657,353 at September 30, 2006 as compared to $2,704,562 at June 30, 2006. The decrease in stockholders' equity related to a decrease of $4,961 in appreciation of marketable securities less a loss of ($42,248) for the three months ended September 30, 2006. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also, the values and rental rates on the Company's real estate could be affected by future inflation, if any.

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

Pride, Inc.



/s/ Michael Schumacher
------------------------------------------
Michael Schumacher, President, Treasurer,
 Chief Executive Officer,
 Chief Financial Officer and Director


Date:  March 15, 2007


/s/ George A. Powell
------------------------------------------
George A. Powell, Vice-President,
 Secretary and Director

Date:  March 15, 2007