Form 10QSB
period 2006-12-31
PRIDE, INC.
filed 2007-03-15
CIK 1302548

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2006


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

                           Yes                 No  X
                               ---                ---


As of March 15, 2007, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

         Item I.  Financial Statements

                  Consolidated Balance Sheets as of December 31,
                    2006(unaudited) and June 30, 2006                        3

                  Consolidated Statements of Operations, Three
                    Months Ended December 31, 2006 and 2005
                    (unaudited)                                              4

                  Consolidated Statements of Operations, Six
                    Months Ended December 31, 2006 and 2005
                    (unaudited)                                              5

                  Consolidated Statements of Cash Flows, Six
                    Months Ended December 31, 2006 and 2005
                    (unaudited)                                              6

                  Notes to Consolidated Financial Statements                 7

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                               8

Part II.  Other Information                                                 11

Signatures                                                                  12

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   December 31,     June 30,
                                                       2006           2006
                                                    (Unaudited)   (See Note 1)
                                                   ------------   ------------
Current Assets
 Cash                                              $    320,257   $    559,085
 Marketable equity securities                              --            9,380
 Mortgage note receivable, current portion                  833           --
 Other                                                      753            152
                                                   ------------   ------------
Total Current Assets                                    321,843        568,617

Real estate, net of accumulated depreciation
 of $123,598 and $100,428 at December 31, 2006
 and June 30, 2006                                    2,337,791      2,283,776
Equipment and furnishings, net of accumulated
 depreciation of $79,922 and $74,269 at
 December 31, 2006 and June 30, 2006                     17,953         22,207
Mortgage note receivable, net of current portion        123,167           --
                                                   ------------   ------------
Total Assets                                       $  2,800,754   $  2,874,600
                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                        44,540         20,576
 Officer's compensation payable                           2,750          2,750
 Income taxes payable                                      --            7,198
 Accrued expenses                                        32,169         40,140
                                                   ------------   ------------
  Total Current Liabilities                              79,459         70,664

Deferred taxes payable, net of current portion           86,058         99,374
                                                   ------------   ------------
Total Liabilities                                       165,517        170,038
                                                   ------------   ------------
Stockholders' Equity:
 Preferred Stock, no par value, 1,000,000
  shares authorized, none issued and outstanding           --             --
 Common Stock, no par value, 200,000,000
  shares authorized, 1,287,393 shares issued
  and outstanding                                     1,986,104      1,986,104
 Accumulated other comprehensive income
  securities                                               --            4,961
 Retained earnings                                      649,133        713,497
                                                   ------------   ------------
Total Stockholders' Equity                            2,635,237      2,704,562
                                                   ------------   ------------
Total Liabilities and Stockholders' Equity         $  2,800,754   $  2,874,600
                                                   ============   ============


The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                December 31,    December 31,
                                                    2006            2005
Revenues
 Rent income, related party                     $      1,500    $      1,500
 Rent income                                           2,625            --
 Interest income                                       4,654          18,307
 Gain on sale of stock                                  --             1,428
                                                ------------    ------------
                                                       8,779          21,235
                                                ------------    ------------
Expenses
 Depreciation                                         14,384          10,140
 Professional fees                                    11,741          17,921
 Property taxes                                       10,689          14,577
 Other                                                 9,289           7,237
                                                ------------    ------------
                                                      46,103          49,875
                                                ------------    ------------
(Loss) from continuing operations                    (37,324)        (28,640)

Discontinued operations:
 Loss on discontinued operations                        --              --
 Gain on sales of discontinued operations             10,336          12,507
                                                ------------    ------------
Net (Loss) before Provision for
 Income Taxes                                        (26,988)        (16,133)
                                                ------------    ------------
Provision (benefit) for income taxes:
 Current                                                --            (2,985)
 Deferred                                             (4,872)           --
                                                ------------    ------------
                                                      (4,872)         (2,985)
                                                ------------    ------------
Net (Loss)                                      $    (22,116)   $    (13,148)
                                                ------------    ------------
Per Share                                       $       (.02)   $       (.01)
                                                ============    ============
Weighted Average Number of Shares
 Outstanding                                       1,287,393       1,287,393
                                                ============    ============


The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Six Months Ended
                                              December 31,    December 31,
                                                  2006            2005

Revenues
 Rent income, related party                   $      3,000    $      3,000
 Rent income                                         3,925            --
 Interest income                                    12,647          44,908
 Gain on sale of stock                               2,180           1,428
                                              ------------    ------------
                                                    21,752          49,336
                                              ------------    ------------
Expenses
 Depreciation                                       28,822          20,740
 Professional fees                                  23,198          36,351
 Property taxes                                     19,573          20,206
 Other                                              20,757          14,374
                                              ------------    ------------
                                                    92,350          91,671
                                              ------------    ------------
(Loss) from continuing operations                  (70,598)        (42,335)

Discontinued operations:
 Loss on discontinued operations                      --              --
 Gain (loss) on sales of discontinued
  operations                                        (7,082)         12,507
                                              ------------    ------------
Net (Loss) before Provision for
 Income Taxes                                      (77,680)        (29,828)
                                              ------------    ------------
Provision (benefit) for income taxes:
 Current                                              --            (5,518)
 Deferred                                          (13,316)         (5,312)
                                              ------------    ------------
                                                   (13,316)        (10,830)
                                              ------------    ------------
Net (Loss)                                    $    (64,364)   $    (18,998)
                                              ------------    ------------
Per Share                                     $       (.05)   $       (.01)
                                              ============    ============
Weighted Average Number of Shares
 Outstanding                                     1,287,393       1,287,393
                                              ============    ============




The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                         Six Months Ended
                                                   December 31,   December 31,
                                                       2006           2005
Cash Flows from (Used in):
 Operating Activities of Continuing Operations:
  Net income (loss)                                $   (64,364)   $   (18,998)
  Less:  Income (loss) from discontinued
   operations                                           (7,082)        12,507
                                                   -----------    -----------
 Net (Loss) from Continuing Operations                 (57,282)       (31,505)

 Adjustments to reconcile net (loss) from
  continuing operations to net cash from
  operating activities of continuing operations:
    Depreciation                                        28,822         20,740
   Increase (decrease) in:
     Income tax payable                                 (7,198)          --
     Deferred tax payable                              (13,316)       (10,830)
     Accounts payable and accrued expenses              15,993          3,282
     Officer's compensation payable                       --         (126,400)
   Other                                                (5,364)        13,985
                                                   -----------    -----------
Net Cash (Used in) Operating Activities of
 Continuing Operations                                 (38,345)      (130,728)
                                                   -----------    -----------
Cash Flows from (used in):
 Investing Activities of Continuing Operations:
 (Investment) in real estate and equipment            (258,016)      (187,376)
 (Investment) in certificates of purchase                 --       (1,959,587)
 (Investment) in mortgage notes receivable            (124,000)       (11,700)
 Collection of note receivable                            --           12,248
 Redemption of certificates of purchase                   --        1,897,714
 Collection of mortgage notes receivable                  --           43,385
                                                   -----------    -----------
Net Cash (Used in) Investing Activities of
 Continuing Operations                                (382,016)      (205,316)
                                                   -----------    -----------
Cash Flows from Financing Activities of
 Continuing Operations                                    --             --
                                                   -----------    -----------
Discontinued Operations:
Net Cash Provided by Discontinued Operations           181,533        489,643
                                                   -----------    -----------
Net Cash Provided by Discontinued Operations           181,533        489,643
                                                   -----------    -----------
Increase (decrease) in Cash                           (238,828)       153,599

Cash, Beginning of Period                              559,085        251,754
                                                   -----------    -----------
Cash, End of Period                                $   320,257    $   405,353
                                                   ===========    ===========
Interest Paid                                      $      --      $      --
                                                   ===========    ===========
Income Taxes Paid                                  $      --      $      --
                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of December 31, 2006, the statements of operations and the statements of cash flows for the three month and six month periods ended December 31, 2006 and 2005, have been prepared by Pride, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine month periods ending December 31, 2006 are not necessarily indicative of results expected for the full year ending June 30, 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2006 and for all periods presented, have been made.

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

Results of Operations for the Three Months Ended December 31, 2006 and 2005
---------------------------------------------------------------------------

Revenue for the three month period ended December 31, 2006 was $8,779 as compared to $21,235 for the three month period ended December 31, 2005, a decrease of $12,456. Interest income amounted to $4,654 for the three month period ended December 31, 2006 as compared to $18,307 for the three month period ended December 31, 2005, a decrease of $13,653. This decrease was principally related to termination of investing in certificates of purchase and fewer investments in mortgage notes receivable.

Operating expenses for the three month period ended December 31, 2006 amounted to $46,103 as compared to $49,875 for the three month period ended December 31, 2005, a decrease of $3,772. Depreciation increased from $10,140 at December 31, 2005 to $14,384 at December, 31, 2006, an increase of $4,244 due to increased investments in real estate. Professional fees amounted to $11,741 for the three month period ended December 31, 2006 as compared to $17,921, a decrease of $6,180. Other expenses decreased by $1,836, and were related to costs incurred on recently acquired properties.

During the three months ended December 31, 2006 and 2005, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a gain from discontinued operations of $10,336 during the three months ended December 31, 2006 as compared to a gain from discontinued operations of $12,507 during the three months ended December 31, 2005, a decrease of $2,171.

Net loss for the three month period ended December 31, 2006 amounted to ($22,116) as compared to a net loss of $(13,148) during the three month period ended December 31, 2005, a decrease of $8,968.

Results of Operations for the Six Months Ended December 31, 2006 and 2005
-------------------------------------------------------------------------

Revenue for the six month period ended December 31, 2006 was $21,752 as compared to $49,336 for the six month period ended December 31, 2005, a decrease of $27,584. Interest income amounted to $12,647 for the six month period ended December 31, 2006 as compared to $44,908 for the six month period ended December 31, 2005, a decrease of $32,261. This decrease was principally related to termination of investing in certificates of purchase and fewer investments in mortgage notes receivable.

Operating expenses for the six month period ended December 31, 2006 amounted to $92,350 as compared to $91,671 for the six month period ended December 31, 2005, an increase of $679. Depreciation increased from $20,740 at December 31, 2005 to $28,822 at December, 31, 2006, an increase of $8,082 due to increased investments in real estate. Professional fees amounted to $23,198 for the six month period ended December 31, 2006 as compared to $36,351, a decrease of $13,153. Other expenses increased by $5,750, and were related to costs incurred on recently acquired properties.

During the six months ended December 31, 2006 and 2005, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a loss from discontinued operations of $(7,082) during the six months ended December 31, 2006 as compared to a gain from discontinued operations of $12,507 during the six months ended December 31, 2005, a decrease of $19,589.

Net loss for the six month period ended December 31, 2006 amounted to ($64,364) as compared to a net loss of $(18,998) during the six month period ended December 31, 2005, a decrease of $45,366.

Liquidity and Capital Resources
-------------------------------

Working capital was $242,384 at December 31, 2006 as compared to $497,953 at June 30, 2006. The Company's stockholders' equity was $2,635,237 at December 31, 2006 as compared to $2,704,562 at June 30, 2006. The decrease in stockholders' equity related to a decrease of $4,961 in appreciation of marketable securities less a loss of ($64,364) for the six months ended December 31, 2006. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also, the values and rental rates on the Company's real estate could be affected by future inflation, if any.

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

Pride, Inc.


/s/ Michael Schumacher
-----------------------------------------
Michael Schumacher, President, Treasurer,
 Chief Executive Officer,
 Chief Financial Officer and Director


Date:  March 15, 2007


/s/ George A. Powell
-----------------------------------------
George A. Powell, Vice-President,
 Secretary and Director

Date:  March 15, 2007