Form 10QSB
period 2007-03-31
PRIDE, INC.
filed 2007-05-11
CIK 1302548

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2007


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


As of May 11, 2007, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ---

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

     Item I.  Financial Statements

              Consolidated Balance Sheets as of March 31,
                2007(unaudited) and June 30, 2006                            3

              Consolidated Statements of Operations, Three
                Months Ended March 31, 2007 and 2006
                (unaudited)                                                  4

              Consolidated Statements of Operations, Nine
                Months Ended March 31, 2007 and 2006
                (unaudited)                                                  5

              Consolidated Statements of Cash Flows, Nine
                Months Ended March 31, 2007 and 2006
                (unaudited)                                                  6

              Notes to Consolidated Financial Statements                     7

     Item 2.  Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                                   8

Part II.  Other Information                                                 10

Signatures                                                                  11

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      March 31,     June 30,
                                                        2007          2006
                                                    (Unaudited)   (See Note 1)
                                                    -----------   -----------
Current Assets
 Cash                                               $   217,647   $   559,085
 Marketable equity securities                              --           9,380
 Mortgage note receivable, current portion                2,279          --
 Prepaid expense and other                               18,095           152
                                                    -----------   -----------
Total Current Assets                                    238,021       568,617

Real estate, net of accumulated depreciation
 of $130,956 and $100,428 at March 31, 2007
 and June 30, 2006                                    2,272,704     2,283,776
Equipment and furnishings, net of accumulated
 depreciation of $82,723 and $74,269 at
 March 31, 2007 and June 30, 2006                        17,729        22,207
Mortgage notes receivable, net of current portion       202,019          --
                                                    -----------   -----------
Total Assets                                        $ 2,730,473   $ 2,874,600
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                        21,459        20,576
 Officer's compensation payable                           2,750         2,750
 Income taxes payable                                      --           7,198
 Accrued expenses                                        32,247        40,140
                                                    -----------   -----------
  Total Current Liabilities                              56,456        70,664

Deferred taxes payable, net of current portion           64,285        99,374
                                                    -----------   -----------
Total Liabilities                                       120,741       170,038
                                                    -----------   -----------
Stockholders' Equity:
 Preferred Stock, no par value, 1,000,000
  shares authorized, none issued and outstanding           --            --
 Common Stock, no par value, 200,000,000
  shares authorized, 1,287,393 shares issued
  and outstanding                                     1,986,104     1,986,104
 Accumulated other comprehensive income
  securities                                               --           4,961
 Retained earnings                                      623,628       713,497
                                                    -----------   -----------
Total Stockholders' Equity                            2,609,732     2,704,562
                                                    -----------   -----------
Total Liabilities and Stockholders' Equity          $ 2,730,473   $ 2,874,600
                                                    ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                   March 31,     March 31,
                                                     2007           2006
                                                 -----------    -----------

Revenues
 Rent income, related party                      $     1,500    $     1,666
 Interest income                                       3,689          8,594
                                                 -----------    -----------
                                                       5,189         10,260
                                                 -----------    -----------
Expenses
 Depreciation                                         13,507         10,268
 Professional fees                                    12,124         16,285
 Property taxes                                       10,987          6,594
 Other                                                18,745         19,413
                                                 -----------    -----------
                                                      55,363         52,560
                                                 -----------    -----------
(Loss) from continuing operations                    (50,174)       (42,300)

Discontinued operations:
 Gain on discontinued operations                         827          1,300
 Gain on sales of discontinued operations              2,069           --
                                                 -----------    -----------
Net (Loss) before Provision for
 Income Taxes                                        (47,278)       (41,000)
                                                 -----------    -----------
Provision (benefit) for income taxes:
 Current                                                --              221
 Deferred                                            (21,773)        (1,511)
                                                 -----------    -----------
                                                     (21,773)        (1,290)
                                                 -----------    -----------
Net (Loss)                                       $   (25,505)   $   (39,710)
                                                 -----------    -----------
Per Share                                        $      (.02)   $      (.03)
                                                 ===========    ===========
Weighted Average Number of Shares
 Outstanding                                       1,287,393      1,287,393
                                                 ===========    ===========





The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine Months Ended
                                              March 31,      March 31,
                                                 2007           2006
                                             -----------    -----------

Revenues
 Rent income, related party                  $     4,500    $     4,666
 Interest income                                  16,336         53,502
 Gain on sale of stock                             2,180          1,428
                                             -----------    -----------
                                                  23,016         59,596
                                             -----------    -----------
Expenses
 Depreciation                                     38,982         31,008
 Professional fees                                35,322         52,636
 Property taxes                                   29,697         26,800
 Other                                            39,501         33,787
                                             -----------    -----------
                                                 143,502        144,231
                                             -----------    -----------
(Loss) from continuing operations               (120,486)       (84,635)

Discontinued operations:
 Gain on discontinued operations                     541          1,300
 Gain (loss) on sales of discontinued
  operations                                      (5,013)        12,507
                                             -----------    -----------
Net (Loss) before Provision for
 Income Taxes                                   (124,958)       (70,828)
                                             -----------    -----------
Provision (benefit) for income taxes:
 Current                                            --           (5,297)
 Deferred                                        (35,089)        (6,823)
                                             -----------    -----------
                                                 (35,089)       (12,120)
                                             -----------    -----------
Net (Loss)                                   $   (89,869)   $   (58,708)
                                             -----------    -----------
Per Share                                    $      (.07)   $      (.05)
                                             ===========    ===========
Weighted Average Number of Shares
 Outstanding                                   1,287,393      1,287,393
                                             ===========    ===========





The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                    March 31,      March 31,
                                                       2007           2006
                                                   -----------    -----------
Cash Flows from (Used in):
 Operating Activities of Continuing Operations:
  Net income (loss)                                $   (89,869)   $   (58,708)
  Less:  Income (loss) from discontinued
   operations                                           (4,472)        12,507
                                                   -----------    -----------
 Net (Loss) from Continuing Operations                 (85,397)       (71,215)

 Adjustments to reconcile net (loss) from
  continuing operations to net cash from
  operating activities of continuing operations:
    Depreciation                                        38,982         31,008
   Increase (decrease) in:
     Income tax payable                                 (7,198)          --
     Deferred tax payable                              (35,089)       (12,120)
     Accounts payable and accrued expenses              (7,010)        26,650
     Officer's compensation payable                       --         (126,400)
   Other                                               (19,967)        (5,818)
                                                   -----------    -----------
Net Cash (Used in) Operating Activities of
 Continuing Operations                                (115,679)      (157,895)
                                                   -----------    -----------
Cash Flows from (used in):
 Investing Activities of Continuing Operations:
 (Investment) in real estate and equipment            (313,932)      (419,567)
 (Investment) in certificates of purchase                 --       (1,959,587)
 (Investment) in mortgage notes receivable            (124,298)          --
 Collection of note receivable                            --           43,014
 Redemption of certificates of purchase                   --        2,311,281
 Collection of mortgage notes receivable                  --           47,076
                                                   -----------    -----------
Net Cash (Used in) Provided by Investing
 Activities of Continuing Operations                  (438,230)        22,217
                                                   -----------    -----------
Cash Flows from Financing Activities of
 Continuing Operations                                    --             --
                                                   -----------    -----------
Discontinued Operations:
Net Cash Provided by Discontinued Operations           212,471        489,643
                                                   -----------    -----------
Net Cash Provided by Discontinued Operations           212,471        489,643
                                                   -----------    -----------
Increase (decrease) in Cash                           (341,438)       353,965

Cash, Beginning of Period                              559,085        251,754
                                                   -----------    -----------
Cash, End of Period                                $   217,647    $   605,719
                                                   ===========    ===========
Interest Paid                                      $      --      $      --
                                                   ===========    ===========
Income Taxes Paid                                  $      --      $      --
                                                   ===========    ===========
Supplemental Non-cash Information:
Exchange of property for note receivable           $    80,000    $      --
                                                   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                   PRIDE, INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of March 31, 2007, the statements of operations and the statements of cash flows for the three month and nine month periods ended March 31, 2007 and 2006, have been prepared by Pride, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine month periods ending March 31, 2007 are not necessarily indicative of results expected for the full year ending June 30, 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2007 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2006 audited financial statements and the accompanying notes included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006
------------------------------------------------------------------------

Revenue for the three month period ended March 31, 2007 was $5,189 as compared to $10,260 for the three month period ended March 31, 2006, a decrease of $5,071. Interest income amounted to $3,689 for the three month period ended March 31, 2007 as compared to $8,594 for the three month period ended March 31, 2006, a decrease of $4,905. This decrease was principally related to termination of investing in certificates of purchase and fewer investments in mortgage notes receivable.

Operating expenses for the three month period ended March 31, 2007 amounted to $55,363 as compared to $52,560 for the three month period ended March 31, 2006, an increase of $2,803. Depreciation increased from $10,268 at March 31, 2006 to $13,507 at December, 31, 2007, an increase of $3,239 due to increased investments in real estate. Professional fees amounted to $12,124 for the three month period ended March 31, 2007 as compared to $16,285, a decrease of $4,161. Other expenses increased by $3,725, and were related to costs incurred on recently acquired properties.

During the three months ended March 31, 2007 and 2006, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a gain from discontinued operations of $2,896 during the three months ended March 31, 2007 as compared to a gain from discontinued operations of $1,300 during the three months ended March 31, 2006, an increase of $1,596.

Deferred tax benefit for the three months ended March 31, 2007 totaled $21,773 compared to $1,290 for the three months ended March 31, 2006, an increase of $20,483.

Net loss for the three month period ended March 31, 2007 amounted to ($25,505) as compared to a net loss of $(39,710) during the three month period ended March 31, 2006, a decrease of $14,205.

Results of Operations for the Nine Months Ended March 31, 2007 and 2006
-----------------------------------------------------------------------

Revenue for the nine month period ended March 31, 2007 was $23,016 as compared to $59,596 for the nine month period ended March 31, 2006, a decrease of $36,580. Interest income amounted to $16,336 for the nine month period ended March 31, 2007 as compared to $53,502 for the nine month period ended March 31, 2006, a decrease of $37,166. This decrease was principally related to termination of investing in certificates of purchase and fewer investments in mortgage notes receivable.

Operating expenses for the nine month period ended March 31, 2007 amounted to $143,502 as compared to $144,231 for the nine month period ended March 31, 2006, a decrease of $729. Depreciation increased from $31,008 at March 31, 2006 to $38,982 at December, 31, 2007, an increase of $7,974 due to increased investments in real estate. Professional fees amounted to $35,322 for the nine month period ended March 31, 2007 as compared to $52,636, a decrease of $17,314. Other expenses increased by $8,611, and were related to costs incurred on recently acquired properties.

During the nine months ended March 31, 2007 and 2006, the Company sold various real estate properties which were accounted for as discontinued operations resulting in a loss from discontinued operations of $(4,472) during the nine months ended March 31, 2007 as compared to a gain from discontinued operations of $13,807 during the nine months ended March 31, 2006, a decrease of $18,279.

Deferred tax benefit for the nine months ended March 31, 2007 totaled $35,089 compared to $12,120 for the nine months ended March 31, 2006, an increase of $22,969.

Net loss for the nine month period ended March 31, 2007 amounted to ($89,869) as compared to a net loss of $(58,708) during the nine month period ended March 31, 2006, a decrease of $31,161.

Liquidity and Capital Resources
-------------------------------

Working capital was $181,565 at March 31, 2007 as compared to $497,953 at June 30, 2006. The Company's stockholders' equity was $2,609,732 at March 31, 2007 as compared to $2,704,562 at June 30, 2006. The decrease in stockholders' equity related to a decrease of $4,961 in appreciation of marketable securities less a loss of ($89,869) for the nine months ended March 31, 2007. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also, the values and rental rates on the Company's real estate could be affected by future inflation, if any.

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


Date:  May 11, 2007


/s/ George A. Powell
-----------------------------------------
George A. Powell, Vice-President,
 Secretary and Director

Date:  May 11, 2007